Form 10QSB
period 1996-03-31
DBS INDUSTRIES INC
filed 1996-05-14
CIK 857502

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995

                   Commission File Number 33-31868-D

                          DBS INDUSTRIES, INC.
         (Exact name of Registrant as specified in its charter)

           Delaware                                84-1124675
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification Number)

       495 Miller Avenue, Mill Valley, California     94941
        (Address of principal executive offices)    (Zip Code)

                             (415)380-8055
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes [X]     No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common stock, $.0004 Par Value:
           5,526,207 shares outstanding as of March 31, 1996.

             Transitional Small Business Disclosure Format:

	                     Yes [ ]    No [X]

PART I      FINANCIAL INFORMATION

            Condensed Consolidated Financial Statements (Unaudited)




The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission, to be not misleading. Further, the following financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the interim period presented are not necessarily indicative of expected results for the full fiscal year.

Item 1.     Financial Statements


                  DBS INDUSTRIES, INC. AND SUBSIDIARY
                     (A Development Stage Company)
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                               March 31,   December 31,
                                                  1996         1995
                                              (Unaudited)   (Audited)
Current assets:
    Cash and cash equivalents                 $  396,913   $    3,743
    Restricted cash                              300,000      300,000
    Prepaid and other current assets              22,121       52,155
                                               ---------    ---------
    Total current assets                         719,034      355,898

Furniture and equipment (at cost),
    Net of accumulated depreciation of
    $24,406 and $21,371 respectively              47,853       31,407

Investments in and advances to
    affiliated companies                       3,666,308    1,349,312

Goodwill, net of accumulated amortization
$56,093 and $51,543 respectively                  34,897       39,447

Other assets                                      10,480       62,996
                                               ---------    ---------
    Total assets                              $4,478,572   $1,839,060


                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               March 31,   December 31,
                                                 1996          1995
                                              (Unaudited)   (Audited)

Current liabilities:
     Accounts payable - trade                 $  424,008   $  273,713
     Line of credit                                           300,000
     Other accrued liabilities                   143,307       54,815
                                               ---------    ---------
          Total current liabilities              567,315      628,528
Convertible debentures                         4,000,000    1,000,000
                                               ---------    ---------
          Total liabilities                    4,567,315    1,628,528

Stockholders' Deficit:
     Preferred stock                               -            -
     Common stock                                  2,327        2,232
     Capital in excess of par value            4,448,668    3,448,763
     Deficit accumulated during the
          development stage                   (4,454,738)  (3,155,463)
     Treasury Stock                              (85,000)     (85,000)
                                               ---------    ---------
          Total stockholders' deficit            (88,743)     210,532

          Total liabilities and                ---------    ---------
          stockholders' deficit               $4,478,572   $1,839,060

                  DBS INDUSTRIES, INC. AND SUBSIDIARY
                     (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three Months    Three Months    April 25, 1990
                            Ended           Ended         Inception to
                        March 31, 1996  March 31, 1995   March 31, 1996
                          (Unaudited)     (Unaudited)      (Unaudited)
Revenue                    $        -      $        -       $  150,000

Costs & Operating expenses:
  Costs of revenue                  -               -          116,730
  General, administrative     744,291         171,976        3,489,529
  Research and development    469,242          17,457        1,349,951
                            ---------       ---------        ---------
    Total                   1,213,533         189,433        4,956,210

  Loss from operations     (1,213,533)       (189,433)      (4,806,210)
                            ---------       ---------        ---------

Other income (expense):
  Interest, net                (84,142)         8,304         (122,630)
  Equity in loss of investee         -              -         (299,882)
  Other, net                         -              -          (56,634)
  Gain on sale of investment         -              -          836,478
                             ---------      ---------        ---------
    Total                      (84,142)         8,304          357,332

  Loss before provision
    for income taxes and
    minority interests     (1,297 ,675)       (181,129)     (4,448,878)

Provision for income taxes       1,600           1,027          14,435
  Loss before minority       ---------       ---------       ---------
  interests                 (1,299,275)       (182,156)     (4,463,313)

Minority interests in
  losses of consolidated
  subsidiaries                       -               -           8,575
                             ---------       ---------       ---------
Net loss                  $ (1,299,275)   $   (182,156)   $ (4,454,738)

Net loss per share        $      (0.23)   $       (.03)
                             =========       =========
Weighted average number of
  shares of common stock     5,697,188       5,323,039
                             =========       =========

                  DBS INDUSTRIES, INC. AND SUBSIDIARY
                     (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Three Months    Three Months    April 25, 1990
                            Ended           Ended         Inception to
                        March 31, 1996  March 31, 1995   March 31, 1996
                          (Unaudited)     (Unaudited)      (Unaudited)

Net cash used in
  operating activities    $(1,038,195)      $(218,775)     $(4,212,870)

Cash flows from investing
    activities:
  Proceeds from sale of
    investment                      -               -          900,000
  Purchase of fixed assets    (19,483)        (12,373)        (104,508)
  Organization costs                -               -          (28,526)
  Advances to affiliates            -               -         (157,754)
  Proceeds from affiliate
    advances                        -               -          152,500
  Advances to officer               -               -          (31,187)
  Purchase of investments  (2,249,108)              -       (2,918,890)
  Net assets of purchased
    subsidiaries                    -               -         (147,500)
  Cash transferred from Fi-Tek
    IV, Inc. pursuant to
    the merger and
    reorganization                  -               -          156,648
  Cash of divested subsidiary       -               -             (277)
  Purchase of patents               -               -          (18,251)
Net cash used by            ---------       ---------        ---------
    investing activities $ (2,268,591)     $  (12,373)     $(2,197,745)

Cash flows from financing
    activities:
  Proceeds from credit line         -          60,000          495,000
  Restricted cash on credit
    line                            -               -         (300,000)
  Payment on credit line     (300,000)              -         (495,000)
  Issuance of debentures    3,000,000               -        4,070,000
  Issuance of common stock    999,956               -        3,153,470
  Redemption of common
    stock warrants                  -               -          (19,490)
  Stock issue costs                 -               -          (57,235)
  Purchase of shares                -               -           (5,000)
  Payment of debentures             -               -         (125,000)
  Proceeds from stockholders'
    loans                           -               -          293,000
  Payment of stockholders'
    loans                           -               -         (202,217)
Net cash provided by        ---------       ---------        ---------
financing activities        3,699,956          60,000        6,807,528

Net increase (decrease)
    in cash                   393,170        (171,148)         396,913

Cash and cash equivalents,
beginning of period             3,743         511,685                -
                            ---------       ---------        ---------
Cash and cash equivalents,
end of period              $  396,913      $  340,537       $  396,913
                            =========       =========        =========

                  DBS INDUSTRIES, INC. AND SUBSIDIARY
                     (A Development Stage Company)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  UNAUDITED INTERIM FINANCIAL STATEMENTS

The information presented in these condensed consolidated financial statements of DBS Industries, Inc. "DBSI or the Company" and its wholly owned subsidiary Global Energy Metering Service, Inc. "the subsidiary" is unaudited. The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at March 31, 1996, and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the interim period presented are not necessarily indicative of expected results for the full fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in DBSI's 1995 annual report on Form 10-KSB.

NOTE 2  INVESTMENTS

The financial statements of the Company for the three months ended March 31, 1996 do not reflect the Company's equity in income or losses of Direct Broadcasting Satellite Corporation, E-SAT, Inc., Seimac Limited or Continental Satellite Corporation. Interim financial information of the investees is not currently available.

NOTE 3  CHANGE IN FISCAL YEAR:

The Company changed its fiscal year from July 31 to December 31, effective January 31, 1996. The comparative condensed income statement for the three months ended March 31, 1995 is presented within the body of the Company's financial statement.

NOTE 4  INVESTMENT IN CONTINENTAL SATELLITE CORPORATION

On January 12, 1996, the Company entered into a stock purchase agreement with a third party (the Seller) to acquire 72,030 shares of common stock of Continental Satellite Corporation ("Continental") in exchange for approximately $2.3 million in cash. Continental owns one of nine direct broadcast satellite licenses awarded by the FCC. On January 22,1996, Loral Aerospace Holdings, Inc., a Continental shareholder, filed a complaint in the Superior Court of the State of California against Continental and its shareholders alleging that the shares purchased by the Company were improperly issued and, therefore, should be voided. If Loral were to prevail in declaring the Continental shares purchased by the Company invalid, the Company has a right of indemnification against the Seller.

In connection with this purchase, the Company issued a three-year, Series B convertible debenture to Echostar Communications Corp. ("Echostar")in January, 1996 for proceeds of $3 million. Interest on the debt accrues, and is payable, quarterly at prime plus 2% for a period of three years. At the end of the three year period, the principle and unpaid interest is due and payable. As collateral for the debenture, Echostar has a security interest in the 72,030 shares of Continental purchased by the Company and 200,000 shares of the common stock of Direct Broadcast Satellite Corporation owned by the Company. If the Company were to elect to sell the Continental shares to a third party purchaser while the debenture is outstanding, Echostar has the right to buy one-half of the Continental shares at a price equal to the original purchase price paid by the Company, and has the right of first refusal to purchase the other one-half of Continental shares on the same terms and conditions as agreed to with the third party purchaser. The Company has accrued the interest on all debentures held by Echostar, but has not paid the interest due for the quarter ended March 31, 1996, because of ongoing discussions with Echostar on the conversion of both debentures and the payment of all accrued debenture interest in Company stock rather than cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In January 1996, the Board of Directors changed the Company's fiscal year end from July 31, 1996 to December 31, 1995. On February 15, 1996, the Company amended its Articles of Incorporation to decrease the number of authorized shares of its common stock to 100 million shares and the number of its preferred shares to 5 million shares. The par value of the stock changed to $0.0004 upon execution of a 40-to-1 reverse stock split authorized at the same time. All references to the number of Company shares and the price of Company shares have been adjusted to reflect the Company's 40-to-1 reverse stock split completed on February 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity at March 31, 1996 decreased to ($88,743) from $210,532 at December 31, 1995 due to the net loss of approximately $1.3 million for the three month period ended March 31, 1996 which was partially offset by the sale of $1 million of common stock. The Company continues to incur approximately $300,000 to $400,000 of monthly operating costs which will further reduce stockholders' equity in the absence of the sale of additional equity or proceeds from the sale of assets in excess of their carrying value.

During the quarter ended March 31, 1996, the Company's subsidiary, Global Energy Metering Service, Inc. ("GEMS"), received a $1.2 million purchase order for 10,000 satellite radio units. Terms of the order include a provision for 5 milestone payments of $100,000 per month to begin in the summer of 1996. All such milestone payments are subject to refund if the Company fails to meet certain development and delivery milestones.

Total assets at March 31, 1996 were $4,478,572 compared to $1,839,060 at December 31, 1995. The largest components of total assets represented investments in and advances to affiliated companies of $3,666,308 or 82% compared to $1,349,312 or 73% at December 31, 1995.
This increase is due to the purchase of a 34% equity interest in Continental Satellite Corporation for approximately $2.3 million which is subject to litigation. (See: December 31, 1995 Form 10-KSB). Total current assets increased from $355,898 at December 31, 1995 to $719,034 at March 31, 1996 due to balance of proceeds from the $3 million debenture placed with Echostar Communications Corp.

The Company's commitments may exceed the resources currently available to the Company. In addition to the ongoing legal costs necessary to defend its investment in Continental Satellite Corporation and legal and consulting costs deemed advisable to maintain its interest in FCC licenses and pursue pending FCC applications, the Company expects the development of an ARGOS compatible transmitter scheduled for completion in 1996 to cost approximately $650,000. The Company is currently negotiating a change in its $3 million contract for access to the Argos satellites and anticipates obtaining an agreement that payments for satellite capacity will be more directly related to usage.

The consolidated balance sheet as of March 31, 1996 reflects cash and cash equivalents of $396,913 compared to $3,743 as of December 31, 1995. During the quarter ended March 31, 1996, the Company raised approximately $4 million of cash through the placement of a $3 million convertible debenture and the sale of the Company's common stock in two private placements. Cash will continue to be used by the Company for the ongoing development of the Company's automatic meter reading ("AMR") business and the Company's investing activities. Of the funds raised during the first quarter, approximately $2.3 million was used to purchase an equity interest in Continental Satellite Corporation. Cash resources presently available to the Company are not sufficient to continue operations at their projected level, and additional capital will be necessary to expand operations or continue current operations beyond approximately May or June 1996. Unless and until the Company is able to raise additional funds or become profitable through its subsidiary's meter reading operations, the Company's liquidity and capital resources will continue to be depleted. Historically, the Company has funded its operations and obligations through the private placement of equity securities and convertible debentures. The Company may continue to fund its commitments through these financing methods; however, no assurance can be given that the Company will be able to raise capital to meet its commitments, and in the event it is unable to raise the necessary capital, the Company's business objectives will be adversely affected.

RESULTS OF OPERATIONS

The Company remains in the development stage and did not generate any revenues or net interest earnings for the quarter ended March 31, 1996 or the quarter ended March 31, 1995.

The Company's net loss for the period ended March 31, 1996 was $1,299,275 compared to a net loss for the quarter ended March 31, 1995 of $182,156. Research and development costs associated with the Company's AMR business were $469,242 for the quarter ended March 31, 1996 compared to $17,457 for the quarter ended March 31, 1995. Losses from operations were $1,213,533 for the quarter ended March 31, 1996 compared to $189,433 for the quarter ended March 31, 1995. General and administrative costs increased substantially from $171,976 for the quarter ended March 31, 1995 to $744,291 for the quarter ended March 31, 1996 due to increased legal costs and employee payroll.

The Company's accumulated deficit at March 31, 1996 rose to $4,454,738 from $3,155,463 at December 31, 1995, and will continue to increase unless and until the Company begins to generate revenues from the operations of GEMS in such amounts so as to cover the Company's expenses or until the Company sells some or all of its equity interest in its investments. If the Direct Broadcasting Satellite Corporation ("DBSC") merger with Echostar, subject to FCC approval, were to be completed, the Company expects to receive shares of common stock of Echostar and may secure additional funding through the sale of, or use as collateral of, the Echostar stock. As part of the merger and upon approval by the FCC, the Company could elect to receive from Echostar either cash valued at $7.99 for each of the 401,107 shares of DBSC common stock that the Company holds or .67417 shares of Echostar common stock for each share of DBSC common stock held. Based on the market price of Echostar stock at the end of March, 1996, an exchange for Echostar stock would result in the Company holding approximately $9 million of Echostar stock. There are no assurances the FCC will approve the planned merger or that the shares of Echostar will increase
or decrease in value.   Revenues substantial enough to make the Company
profitable are not expected to be generated until 1999 and no assurances can be given as to that estimate. The Company has been devoting, and anticipates it will continue to devote, a substantial amount of its financial and personnel resources toward developing the Company's AMR business.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings   -  Not Applicable.

Item 2.  Changes In Securities

On February 15, 1996, the Company, pursuant to a vote by the Board of Directors on January 13, 1996, amended its Articles of Incorporation to decrease the number of shares of authorized common stock to 100 million shares and the number of preferred shares to 5 million shares. The par value of the stock changed to $0.0004 upon execution of a 40-to-1 reverse stock split authorized at the same time.

Item 3.  Defaults Upon Senior Securities  -  None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 18, 1996, the Company held its annual shareholders meeting which was reconvened on April 30, 1996, wherein a majority of the shareholders approved the following proposals:

1)  Amendment of the Certificate of Incorporation to adopt a new
Article XIII creating fair price provision for certain business combinations;
Votes cast	For:  3,924,130   Against:  242,372   Abstain:  31,275
Not Voted:  42,082

2) Amendment of Article VIII of the Certificate of Incorporation to divide the Board of Directors into three classes having staggered three-year terms and related matters;
Votes cast	For:  3,319,854	Against:  216,815   Abstain:  48,700
Not Voted:  654,490

3) The election of five directors of the Company, to serve until the next annual meeting and until their representative successors are elected and qualified;
Votes cast:

    Directors               For          Witheld

    Fred W. Thompson        4,137,348    102,511
    Michael T. Schieber     4,106,048    133,811
    Bruce Christopher       4,106,048    133,811
    H. Tate Holt            4,134,048    105,811
    E.A. James Peretti      4,147,348     92,511

4)  The adoption of the Company's 1996 Stock Option Plan;
Votes cast  For:  3,048,230  Against:  278,294  Abstain:  252,345
Not Voted:  654,490

Item 5.  Other Information  -  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K

Date of Report: January 12, 1996, reporting the acquisition of an interest in Continental Satellite Corporation ("Continental") and change in the Company's fiscal year.

Subsequent to the acquisition of the interest in Continental, the Company requested financial information from Continental but to date has not received any such financial information. It is the Company's belief that Continental's failure to present its financial information is due to its involvement in the litigation with Loral.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						DBS INDUSTRIES, INC.
                                                Registrant


May 13, 1996                                    Fred W. Thompson
Date                                            Fred W. Thompson
                                                Chief Executive Officer
                                                          and
                                                Chief Financial Officer