Form 10QSB
period 1996-06-30
DBS INDUSTRIES INC
filed 1996-08-19
CIK 857502

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

                    Commission File Number 0-28348

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

                     Common stock, $.0004 Par Value:
           5,787,421 shares outstanding as of June 30, 1996.

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

Item 1.  Financial Statements

                    DBS INDUSTRIES, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                               	ASSETS
                                ------
                                                   June 30,      December 31,
                                                      1996          1995
                                                   (Unaudited) 	  (Audited)
Current assets:                                    -----------   -----------
     Cash and cash equivalents                     $    48,559   $     3,743
     Restricted cash                                   300,000       300,000
     Accounts receivable                               100,000             -

     Prepaid and other current assets                   18,790        52,155
                                                   -----------   -----------
     Total current assets                              467,349       355,898
Furniture and equipment (at cost),
    	net of accumulated depreciation of
     $27,901 and $21,371 respectively                   45,376        31,407

Investments in, & advances to, affiliated companies  1,470,334     1,349,312

Goodwill, net of accumulated amortization $60,643
     and $51,543 respectively                           30,347        39,447


Other assets                                         2,302,260        62,996
                                                   -----------   -----------
     Total assets                                  $ 4,315,666   $ 1,839,060
                                                   ===========   ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------
                                                    June 30,     December 31,
                                                       1996         1995
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------

Current liabilities:
     Accounts payable - trade                       $  615,638    $  273,713
     Unearned revenue                                  100,000          -
     Line of credit                                    160,000       300,000
     Other accrued liabilities                         298,081        54,815
                                                   -----------   -----------
           Total current liabilities                 1,173,719       628,528
     Convertible debentures                          4,000,000     1,000,000
                                                   -----------   -----------
           Total liabilities                         5,173,719     1,628,528

Stockholders' Equity (Deficit):
     Preferred stock                                     -             -

     Common stock                                        2,329         2,232

     Capital in excess of par value                  4,475,663     3,448,763

     Deficit accumulated during the
          development stage                         (5,251,045)   (3,155,463)

     Treasury Stock                                    (85,000)      (85,000)
                                                   -----------   -----------
         Total stockholders' equity (deficit)         (858,053)      210,532


	        Total liabilities and
          stockholders' equity (deficit)           $ 4,315,666   $ 1,839,060
                                                   ===========   ===========

	               The accompanying notes are an integral part of
	             these condensed consolidated financial statements.


                          DBS INDUSTRIES, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Three Months  Three Months   Six Months    Six Months     8/3/89
                                    Ended         Ended         Ended         Ended      (Inception)
                                   6/30/96       6/30/95       6/30/96       6/30/95     To 6/30/96
                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                 -----------   -----------   -----------   -----------   -----------
Revenue                          $      -      $      -      $      -      $      -      $   150,000
- -------                          -----------   -----------   -----------   -----------   -----------

Cost & Operating expenses:
     Cost of revenue                    -             -             -             -          116,730
     Sales & marketing                 3,839           854        15,628         1,680        15,628
     General & administrative        398,877       112,068     1,131,379       283,218     3,876,617
     Research & development          267,637       322,634       736,879       340,091     1,617,588
                                 -----------   -----------   -----------   -----------   -----------
                                     670,353       435,556     1,883,886       624,989     5,626,563
                                 -----------   -----------   -----------   -----------   -----------
     Loss from operations           (670,353)     (435,556)   (1,883,886)     (624,989)   (5,476,563)
                                 -----------   -----------   -----------   -----------   -----------

Other income (expense):
     Interest                       (125,954)        2,320      (210,096)       10,624      (248,584)
     Other, net                         -             -             -             -          (56,634)
     Equity in loss of investee         -             -             -             -         (299,882)
     Gain on sale of investment         -             -             -             -          836,478
                                 -----------   -----------   -----------   -----------   -----------
                                    (125,954)        2,320      (210,096)       10,624       231,378
                                 -----------   -----------   -----------   -----------   -----------

     Loss before provision
          for income taxes and
          minority interests        (796,307)     (433,236)   (2,093,982)     (614,365)   (5,245,185)

     Provision for income taxes         -              684         1,600         1,711        14,435
                                 -----------   -----------   -----------   -----------   -----------
   Net loss before
       minority interests           (796,307)     (433,920)   (2,095,582)     (616,076)   (5,259,620)

Minority interests in losses of
     consolidated subsidiaries          -             -             -             -            8,575
                                 -----------   -----------   -----------   -----------   -----------
Net loss                         $  (796,307)  $  (433,920)  $(2,095,582)  $  (616,076)  $(5,251,045)
                                 ===========   ===========   ===========   ===========   ===========

Net loss per share               $      (.14)  $      (.08)  $      (.37)  $      (.12)
                                 ===========   ===========   ===========   ===========
Weighted average number
     of common stock shares        5,772,548     5,333,460     5,710,017     5,330,765
                                 ===========   ===========   ===========   ===========

	                  The accompanying notes are an integral part of
	                these condensed consolidated financial statements.

	                  DBS INDUSTRIES, INC. AND SUBSIDIARY
	                      (A Development Stage Company)
	             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                    Six Months    Six Months   April 25, 1990
                                      Ended         Ended       Inception
                                     June 30,      June 30,      June 30,
                                       1996          1995          1996
                                   (Unaudited)   (Unaudited)   (Unaudited)
                                   -----------   -----------   -----------
  Net cash used in operating
     activities                    $(1,449,097)    $(304,727)  $(4,623,772)
                                   -----------   -----------   -----------
Cash flows from investing
     activities:
     Proceeds from sale of investment     -             -          900,000
     Purchase of fixed assets          (20,500)      (15,136)     (105,525)
     Organization costs                   -             -          (28,526)
     Advances to affiliates               -             -         (157,754)
     Proceeds from affiliate advances     -             -          152,500
     Advances to officer                  -             -          (31,187)
     Purchase of investments        (2,345,543)      (40,560)   (3,015,325)
     Net assets of purchased
          subsidiaries                    -             -         (147,500)
     Cash transferred from Fi-Tek
          IV, Inc. pursuant to
          the merger and
          reorganization                  -             -          156,648
     Cash of divested subsidiary                                      (277)
     Purchase of patents                  -             -          (18,251)
 Net cash used in                  -----------   -----------   -----------
investing activities               $(2,366,043)  $   (55,696)  $(2,295,197)
                                   -----------   -----------   -----------
Cash flows provided by
     financing activities:
     Proceeds from credit line     $   160,000   $   220,000   $   655,000
     Restricted cash on credit line                               (300,000)
     Payment on credit line           (300,000)         -         (495,000)
     Issuance of debentures          3,000,000          -        4,070,000
     Issuance of common stock          999,956          -        3,153,470
     Redemption of common stock warrants  -             -          (19,490)
     Stock issue costs                    -             -          (57,235)
     Purchase of shares                   -             -           (5,000)
     Payment of debentures                -             -         (125,000)
     Proceeds from stockholders'
          loans                           -             -          293,000
     Payment of stockholders'
          loans                           -             -         (202,217)
                                   -----------   -----------   -----------
Net cash provided by
financing activities                 3,859,956       220,000     6,967,528
                                   -----------   -----------   -----------
Net increase (decrease) in cash         44,816      (140,423)       48,559

Cash and cash equivalents,
beginning of period                      3,743       464,353          -
                                   -----------   -----------   -----------
Cash and cash equivalents,
end of period                     $     48,559   $   323,930   $    48,559
                                  ============   ===========   ===========


	          The accompanying notes are an integral part of
	        these condensed consolidated financial statements.

                DBS INDUSTRIES, INC. AND SUBSIDIARY
                    (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  UNAUDITED INTERIM FINANCIAL STATEMENTS
        --------------------------------------
        The information presented in these condensed consolidated financial statements of DBS Industries, Inc. and its wholly owned subsidiary Global Energy Metering Services, Inc., "The Company" is unaudited. The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of the Company at June 30, 1996, and condensed consolidated results of operations and cash flows for the interim periods reported, except as discussed in Note 2. The results of operations for the interim period presented are not necessarily indicative of expected results for the full fiscal year.

        Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1995 Annual Report to Shareholders.

NOTE 2  EQUITY IN INCOME & LOSSES OF INVESTEES
        --------------------------------------
        The financial statements of the Company for the six months ended June 30, 1996 and June 30, 1995 do not reflect the Company's equity in income or losses of Direct Broadcasting Satellite Corporation, ESAT Corporation, or Seimac Limited. Interim financial information of the investees is not currently available.

NOTE 3	CHANGE IN FISCAL YEAR
        ----------------------
        The Company changed its fiscal year from July 31 to December 31, effective January 1, 1996. The comparative condensed income statement for the six months ended June 30, 1995, is presented within the Company's financial statement.

NOTE 4	OTHER ASSETS
        ------------
        On January 12, 1996, the Company acquired 72,030 shares of the common stock of Continental Satellite Corporation ("Continental") for approximately $ 2.3 million from the seller of the shares. On January 22, 1996, a Continental shareholder filed a lawsuit in the Superior Court in and for the County of Santa Clara, State of California, alleging that the shares issued to the seller and acquired by the Company should be voided as they were invalidly issued. On May 16, 1996, the court ruled that the Continental shares issued to the seller and purchased by the Company were invalidly issued. However, the court ruled that trial must be held to determine the Company's equitable ownership interest, if any, based upon the evidence presented at trial. The trial is currently scheduled for September 16, 1996, but may be continued at the court's discretion. Based upon the evidence developed in the case, at this time, the Company believes that it is entitled to an equitable ownership interest in Continental commensurate with its original investment in 72,030 shares of Continental common stock. Until the trial is completed, and a decision is rendered by the court, the Company is not able to definitely determine the nature and extent of its ownership interest in Continental. However, pursuant to the stock purchase agreement, the seller agreed to defend and indemnify the Company in the event that there was a breach or inaccuracy of any representation made by the seller in the stock purchase agreement. In the event that the Company's interest in Continental is not recognized, the Company may seek indemnity and damages from the seller pursuant to their stock purchase agreement since the seller indicated that it had good and marketable title to the 72,030 shares of Continental. The ultimate outcome of this matter cannot presently be determined. The Company has reflected the purchase price of the shares of Continental in other assets in the condensed, consolidated balance sheet at June 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources other than the receipt, of (i) a minimal amount of inside capitalization funds at its inception, (ii) net proceeds in the amount of $166,175 from its public offering, (iii) gross proceeds of $70,000 from a sale of debentures, (iv) subscriptions representing gross proceeds of $2,024,588 in connection with five private placements of common stock, (v) gross proceeds of $108,550 from bridge loans made by the Company's president and two shareholders, (vi) gross proceeds of $1,056,500 from the sale of the Company's interest in the stock of a company holding a DBS license, and (vii) gross proceeds of $4,000,000 from the sale of two convertible debentures. Additionally, the Company has an established line of credit for $300,000 from The Pacific Bank, Burlingame, California, collateralized by a restricted cash deposit in the amount of $300,000. As of June 30, 1996, $160,000 has been drawn from the credit line.

     Stockholders' deficit at June 30, 1996 was -$858,053 compared to stockholders' equity of $210,532 at December 31, 1995. This decrease occurred despite the sale of $1 million of common stock, due primarily to the Company's sale of a $3 million debenture in order to finance its purchase of interest in Continental Satellite Corporation ("Continental") during the quarter ended March 31, 1996. The Company continues to incur approximately $300,000 to $400,000 of monthly operating costs which will continually act to increase stockholders' deficit in the absence of the sale of additional equity or the sale of assets having unrecognized appreciation.

     The consolidated balance sheet as of June 30, 1996 reflects cash and cash equivalents of $48,559 compared to $3,743 as of December 31, 1995. Cash will continue to be used by the Company for the ongoing development of GEMS' AMR business and the Company's investing activities. The Company anticipates monthly expenses of approximately $300,000 to $400,000 to continue for the balance of the year. This includes approximately $50,000 per month for operating expenses,
$150,000 per month for legal and consulting expenses, and $150,000 per month for GEMS' research & development. Accordingly, cash resources presently available to the Company are not sufficient to continue operations at their projected level, and additional capital will be necessary to expand operations or continue current operations for the balance of the year. The Company does not expect its meter reading operations to produce any significant revenue until late 1996 or become profitable until 1999 at the earliest, if at all. Unless and until the Company is able to raise additional funds or become profitable through its subsidiary's meter reading operations, the Company's liquidity and capital resources will continue to be depleted. Historically, the Company has funded its operations and obligations through the private placement of equity securities and convertible debentures. The Company may continue to fund its commitments through these financing methods, however, no assurance can be given that the Company will be able to raise capital to meet its commitments; and in the event the Company is unable to raise the necessary capital its business objectives will be
adversely affected.   Notwithstanding the foregoing, the Company has an
approximate 24% ownership in Direct Broadcast Satellite Corporation, Inc. ("DBSC") which is currently undergoing merger proceedings with EchoStar Communications Corporation ("EchoStar") that could provide the Company with marketable securities the Company anticipates would be sufficient to meet its financial requirements for the year.

     During the quarter ended June 30, 1996, GEMS met its first deliverable under the terms of the $1.2 million purchase order for 10,000 satellite radio units and posted unearned revenues of $100,000. Terms of the order include a provision for five milestone payments of $100,000 per month to begin in the summer of 1996. All such milestone payments are subject to refund if the Company fails to meet certain development and delivery milestones.

     The Company's commitments may exceed the resources currently available to the Company. In addition to the ongoing legal costs necessary to defend its interest in Continental and legal and consulting costs deemed advisable to maintain its interest in FCC licenses and pursue pending FCC applications, the Company expects the development of an ARGOS compatible transmitter scheduled for completion in 1996 to cost approximately $650,000. The Company successfully negotiated a change in its $3 million contract for access to the Argos satellites, eliminating its long term commitment and replacing it with a time of use agreement. Payroll costs as of June 30, 1996 were approximately $50,000 per month.

     Total assets at June 30, 1996 were $4,315,666 compared to $1,839,060 at December 31, 1995. The largest components of total assets represented investments in and advances to affiliated companies of $1,470,334 (34%) compared to $1,349,312 (73%) at December 31, 1995.
Other assets grew to $2,302,260 at June 30, 1996 from $62,996 at December 31, 1995, due to the reclassification from investments in and advances to, affiliated companies of approximately $2.3 million representing the purchase price of the Continental common shares.
(See note 4 to the condensed consolidated financial statements.) Total current assets increased from $355,898 at December 31, 1995 to $467,349 at June 30, 1996.

RESULTS OF OPERATIONS

     The Company remains in the development stage and did not generate any significant revenues or net interest earnings for the quarter ended June 30, 1996 or the quarter ended June 30, 1995.

     The Company's net loss for the quarter ended June 30, 1996 was $796,307 and $2,095,582 for the six month period ended June 30, 1996, compared to a net loss for the quarter ended June 30, 1995 of $433,920
and $616,076 for the six month period ended June 30, 1995.   Research &
development costs associated with GEMS were $267,637 for the quarter ended June 30, 1996 and $736,879 for the six month period ended June 30, 1996, compared to $322,634 for the quarter ended June 30, 1995 and $340,091 for the six months ended June 30, 1995. Loss from operations was $670,353 for the quarter ended June 30, 1996 and $1,883,886 for the six month period ended June 30, 1996 compared to $435,556 for the quarter ended June 30, 1995 and $624,989 for the six month period ended June 30, 1995.

     The Company's accumulated deficit at June 30, 1996 rose to
$5,252,045 from $3,155,463 at December 31, 1995 and will continue to increase unless and until the Company begins to generate revenues from the operations of GEMS in such amounts so as to cover the Company's expenses or until the Company sells some or all of its equity interest in its investments. If the DBSC merger with EchoStar, subject to FCC approval, were to be completed, the Company expects to receive approximately 270,414 shares of common stock of EchoStar in exchange for its ownership in DBSC. Based on the market price of the stock, such an exchange would result in the Company holding marketable securities that may allow the Company to secure additional funding through the sale of,
or use as collateral of, the EchoStar stock.   Revenues substantial enough
to make the Company profitable are not expected to be generated until 1999,
and no assurances can be given as to that estimate.   The Company has been
devoting a substantial amount of its financial and personnel resources toward developing the Company's AMR business.

PART II.  OTHER INFORMATION


Item 1.	 Legal Proceedings

         Not Applicable

Item 2.	 Changes In Securities

         None.

Item 3.	 Defaults Upon Senior Securities

         None.

Item 4.	 Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DBS INDUSTRIES, INC.



   Date:   August 16, 1996             By:  Fred W. Thompson
   -----------------------             -------------------------

                                       Fred W. Thompson,
                                       Chief Executive Officer, and
                                       Chief Financial Officer