Form 10QSB
period 1996-09-30
DBS INDUSTRIES INC
filed 1996-11-19
CIK 857502

CONFORMED COPY

__________________________________________________________________________

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
			                       Washington, D.C.  20549

                               FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1996

                     Commission File Number 0-28348

     	 	                DBS INDUSTRIES, INC.
       (Exact name of Registrant as specified in its charter)

         Delaware                                84-1124675
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization	             Identification Number)

      495 Miller Avenue, Mill Valley, California       94941
       (Address of principal executive offices)     (Zip Code)

                              (415) 380-8055
	         (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              YES: [X]     NO:[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

							                                               Shares Outstanding
Class of Securities				                           (as of September 30, 1996)

Common stock, $.0004 Par Value				                         5,821,003

                Transitional Small Business Disclosure Format:

       	                      Yes: [ ]     NO: [X]


                                          INDEX



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                              PAGE

              Condensed Consolidated Balance Sheets:
              As of September 30, 1996 (unaudited) and December 31, 1995
              (audited)	                                                      3


              Condensed Consolidated Statements of Operations (unaudited):    4
              For the Three months ended September 30, 1996 and September 30, 1995, for the Nine months ended September 30, 1996 and September 30, 1995 and for the period from April 25, 1990 (Inception) to September 30,1996


              Condensed Consolidated Statements of Cash Flows (unaudited):    5
              For the Three months ended September 30, 1996 for the Three months period ended September 30, 1995, and for the period from April 25, 1990(Inception) to September 30, 1996


              Notes to Condensed Consolidated Financial Statements            6


Item 2.       Management's Discussion and Analysis                            8
              of Financial Condition and Results of Operations


PART II.      OTHER INFORMATION

Item 1.	     Legal Proceedings                                               10

Item 2.	     Changes in Securities                                           10

Item 3.	     Defaults Upon Senior Securities                                 10

Item 4.	     Submission of Matters to a Vote of Security Holders             10

Item 5.	     Other Information                                               10

Item 6.	     Exhibits and Reports on Form 8-K                                11

                       Signatures                                            12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                        DBS INDUSTRIES, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                                 September 30,
                                                    1996          December 31,
                                                  (Unaudited)          1995
                                                 ------------     ------------

Current assets:
     Cash and cash equivalents                   $    34,914      $     3,743
     Restricted cash                                 300,000          300,000
     Accounts receivable                             100,000                -
     Prepaid and other current assets                 21,283           52,155
                                                  ----------       ----------
          Total current assets                       456,197          355,898
                                                  ----------       ----------

Furniture and equipment (at cost)                     73,277           52,778
Less accumulated depreciation                         29,941           21,371
                                                  ----------       ----------
                                                      43,336           31,407
                                                  ----------       ----------

Other assets:
Investments in and advances to affiliated
  companies                                        1,510,250        1,349,312
Goodwill, net of accumulated amortization
  of $65,193 and $51,543 respectively                 25,797           39,447
Other assets                                       2,301,631           62,996
                                                  ----------       ----------
                                                   3,837,678        1,451,755
                                                  ----------       ----------

          Total assets                           $ 4,337,211      $ 1,839,060
                                                  ==========       ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
    Accounts payable                              $  801,945      $   273,713
    Unearned revenue                                 300,000                -
    Line of credit                                   295,000          300,000
    Accrued liabilities                              412,843           54,815
                                                  ----------       ----------
          Total current liabilities                1,809,788          628,528
     Convertible debentures                        4,000,000        1,000,000
                                                  ----------       ----------
          Total liabilities                        5,809,788        1,628,528
                                                  ----------       ----------

Stockholders' equity (deficit):
     Preferred stock                                       -                -
     Common stock                                      2,341            2,232
     Capital in excess of par value                4,555,713        3,448,763
     Deficit accumulated during the
       development stage                          (5,945,631)      (3,155,463)
     Treasury stock                                  (85,000)         (85,000)
                                                  ----------       ----------
          Total stockholders' equity
            (deficit)                             (1,472,577)         210,532
                                                  ----------       ----------
          Total liabilities and
             stockholders' equity
            (deficit)                            $ 4,337,211      $ 1,839,060
                                                  ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  DBS INDUSTRIES, INC. AND SUBSIDIARY
                                     (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                                                                                          4/25/90
                                  Three Months Three Months   Nine Months  Nine Months  (Inception)
                                      Ended        Ended         Ended        Ended         To
                                     9/30/96      9/30/95       9/30/96      9/30/95      9/30/96
                                   -----------   ----------   -----------   -----------  -----------
Revenue                            $    11,420   $        -   $    11,420   $         -  $   161,420
                                    ----------    ---------    ----------    ----------   ----------
Cost and operating expenses:
     Cost of revenue                         -            -             -             -      116,730
     General and administrative        506,408      234,222     1,653,415       519,120    4,398,653
     Research and development          109,329       40,743       846,208       380,834    1,726,917
                                    ----------    ---------    ----------    ----------   ----------
                                       615,737      274,965     2,499,623       899,954    6,242,300
                                    ----------    ---------    ----------    ----------   ----------
         Loss from operations         (604,317)    (274,965)   (2,488,203)     (899,954)  (6,080,880)
                                    ----------    ---------    ----------    ----------   ----------

Other income (expense):
     Interest, net                     (85,119)      (2,551)     (295,215)        8,073     (333,703)
     Equity in loss of
       investees, net                        -            -             -             -     (299,882)
     Gain on sale of investment              -            -             -             -      836,478
     Other, net                              -            -             -             -      (56,634)
                                    ----------    ---------    ----------    ----------   ----------
                                       (85,119)      (2,551)     (295,215)        8,073      146,259
                                    ----------    ---------    ----------    ----------   ----------

          Loss before provision for
            income taxes and
            minority interests        (689,436)    (277,516)   (2,783,418)     (891,881)  (5,934,621)

Provision for income taxes               2,250          689         6,750         2,400       19,585
                                    ----------    ---------    ----------    ----------   ----------

          Loss before minority
            interests                 (691,686)    (278,205)   (2,790,168)     (894,281)  (5,954,206)

Minority interests in income (loss)
  of consolidated subsidiaries               -            -             -              -       8,575

                                    ----------    ----------   ----------    ----------   ----------
          Net loss                 $  (691,686)  $  (278,205) $(2,790,168)  $  (894,281) $(5,945,631)
                                    ==========    ==========   ==========    ==========   ==========

Net loss per share                 $      (.12)  $      (.05) $      (.49)  $      (.17)
                                    ==========    ===========  ==========    ==========

Weighted average number of
     shares of common stock          5,806,935     5,349,432    5,722,050     5,337,057
                                    ==========    ==========   ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  DBS INDUSTRIES, INC. AND SUBSIDIARY
                                     (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                             Nine Months     Nine Months     4/25/90
                                               Ended            Ended      (Inception)
                                              9/30/96         9/30/95       To 9/30/96
                                             -----------    ------------    -----------
Net cash used in operating activities       $(1,489,939)    $   (674,628)   $(4,664,614)
                                             ----------      -----------     ----------

Cash flows from investing activities:
     Proceeds from sale of investment                 -                -        900,000
     Purchase of fixed assets                   (20,499)         (15,586)      (105,524)
     Organization costs                               -                -        (28,526)
     Advances to affiliates                           -                -       (157,754)
     Proceeds from affiliate advances                 -                -        152,500
     Advances to officer                              -                -        (31,187)
     Purchase of investments                 (2,453,347)         (97,581)    (3,123,129)
     Net assets of purchased subsidiaries             -                -       (147,500)
     Cash transferred from Fi-Tek IV, Inc.
       pursuant to the merger and
       reorganization                                 -                -        156,648
     Cash of divested subsidiary                      -                -           (277)
     Purchase of patents                              -                -        (18,251)
                                             ----------      -----------     ----------
Net cash used by investing activities        (2,473,846)        (113,167)    (2,403,000)
                                             ----------      -----------     ----------

Cash flows from financing activities:
     Proceeds from credit line                  295,000                -        595,000
     Restricted cash on credit line                   -                -       (300,000)
     Payment on credit line                    (300,000)         (60,000)      (300,000)
     Issuance of debentures                   3,000,000        1,000,000      4,070,000
     Issuance of common stock                   999,956                -      3,153,470
     Redemption of common stock warrants              -                -        (19,490)
     Stock issue costs                                -                -        (57,235)
     Purchase of shares                               -                -         (5,000)
     Payment of debentures                            -                -       (125,000)
     Proceeds from stockholders' loans                -                -        293,000
     Payment of stockholders' loans                   -          (55,000)      (202,217)
                                             ----------      -----------     ----------
Net cash provided by financing activities     3,994,956          885,000      7,102,528
                                             ----------      -----------     ----------

Net increase (decrease)in cash                   31,171           97,205         34,914

Cash and cash equivalents,
  beginning of period                             3,743          464,353              -
                                             ----------      -----------     ----------

Cash and cash equivalents,
  end of period                             $    34,914     $    561,558    $    34,914
                                             ==========      ===========     ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                DBS INDUSTRIES, INC. AND SUBSIDIARY
                                   (A Development Stage Company)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


NOTE 1   UNAUDITED INTERIM FINANCIAL STATEMENTS
         --------------------------------------

         The information presented in these condensed consolidated financial statements of DBS Industries, Inc. (DBSI or the Company) and its wholly owned subsidiary, Global Energy Metering Services, Inc., (the subsidiary) is unaudited. The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at September 30, 1996, and condensed consolidated results of operations and cash flows for the interim periods reported, except as discussed in Note 2. The results of operations for the interim period presented are not necessarily indicative of expected results for the full fiscal year.

         Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in DBSI's 1995 Annual Report to Shareholders.

NOTE 2   EQUITY IN INCOME & LOSSES OF INVESTEES
         --------------------------------------

         The financial statements of the Company for the nine months ended September 30, 1996 and 1995 do not reflect the Company's equity in income or losses of Direct Broadcasting Satellite Corporation, ESAT Corporation, or Seimac Limited. Interim financial information of the investees is not currently available.

NOTE 3   CHANGE IN FISCAL YEAR
         ---------------------

         The Company changed its fiscal year from July 31 to December 31, effective January 1, 1996. The comparative condensed income statement for the nine months ended September 30, 1995, is presented within the Company's financial statement.


NOTE 4   OTHER ASSETS
         ------------

         On January 12, 1996, the Company acquired 72,030 shares of the common stock of Continental Satellite Corporation (Continental) for approximately $2.3 million from the seller of the shares. On January 22, 1996, a Continental shareholder filed a lawsuit in the Superior Court in and for the County of Santa Clara, State of California, alleging that the shares issued to the seller and acquired by the Company should be voided as they were invalidly issued. On May 16, 1996, the court ruled that the Continental shares issued to the seller and purchased by the Company were invalidly issued. However, the court ruled that trial must be held to determine the Company's equitable ownership interest, if any, based upon the evidence presented at trial. The trial is currently scheduled for November 1996, but may be continued at the court's discretion.

         Based upon the evidence developed in the case, at this time, the Company believes that it is entitled to an equitable ownership interest in Continental commensurate with its original investment in 72,030 shares of Continental common stock. Until the trial is completed, and a decision is rendered by the court, the Company is not able to definitely determine the nature and extent of its ownership interest in Continental. However, pursuant to the stock purchase agreement, the seller agreed to defend and indemnify the Company in the event that there was a breach or inaccuracy of any representation made by the seller in the stock purchase agreement. In the event that the Company's interest in Continental is not recognized, the Company may seek indemnity and damages from the seller pursuant to their stock purchase agreement because the seller indicated that it had good and marketable title to the 72,030 shares of Continental.

         The ultimate outcome of this matter cannot presently be determined. The Company has reflected the purchase price of the shares of Continental in other assets on the condensed consolidated balance sheet at September 30, 1996.


NOTE 5   UNEARNED REVENUE
         ----------------

         The Company's wholly owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. These milestone payments are refundable if the contractee does not qualify GEMS' automatic meter reading system, tentatively scheduled for the third quarter, 1997. As of September 30, 1996, the $300,000 in milestone payments received and receivable are reported as unearned revenue on the accompanying balance sheets.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On December 21, 1995, EchoStar Communications Corporation ("EchoStar") and Direct Broadcasting Satellite Corporation ("DBSC") entered into a Plan and Agreement of Merger (" the merger"), whereupon EchoStar filed a transfer of control request with the Federal Communications Commission ("FCC").
The Company owns approximately 24% of DBSC. The FCC approved EchoStar's request to transfer control of the DBS license on August 30, 1996.
However, the merger involves the issuance of shares of EchoStar common stock to the current shareholders of DBSC and the shares must be registered with the Securities and Exchange Commission ("SEC"). Although EchoStar filed its Form S-4 registration statement with the SEC on April 16, 1996, and updated it on September 19, 1996, as of September 30, 1996 it has not received SEC approval. The Board of Directors for each company has approved the merger, the necessary shareholders consent has been obtained, and all other regulatory approvals (including the Federal Trade Commission's consideration of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act) are believed to have been obtained. Until the SEC declares EchoStar's registration statement effective, the parties are legally unable to complete the merger. The Company expects to receive approximately 270,414 shares of common stock of EchoStar in exchange for its ownership interest in DBSC. Shares of EchoStar common stock trade on the Nasdaq National Market System under the trading symbol "DISH". As of September 30, 1996 shares of EchoStar traded at price equal to $28.75 per share, resulting in a potential value to the Company of $7,774,403. However, no assurances can be given if or when the merger will be effective.

Liquidity and Capital Resources

The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources other than the receipt, of (i) a minimal amount of inside capitalization funds at its inception, (ii) net proceeds in the amount of $166,175 from its public offering, (iii) gross proceeds of $70,000 from a sale of debentures,
(iv) subscriptions representing gross proceeds of $2,024,588 in connection with five private placements of common stock, (v) gross proceeds of $293,000 from bridge loans made by the Company's president and shareholders,
(vi) gross proceeds of $1,056,500 from the sale of the Company's interest in the stock of a company holding a DBS license, and (vii) gross proceeds of $4,000,000 from the sale of two convertible debentures. Additionally, the Company has an established line of credit for $300,000 from The Pacific
Bank, Burlingame, California, collateralized by a restricted cash deposit in the amount of $300,000. As of September 30, 1996, $295,000 has been drawn from the credit line.

Stockholders' deficit at September 30, 1996 was -$1,472,577 compared to stockholders' equity of $210,532 at December 31, 1995. This decrease occurred despite the sale of $1 million of common stock during the quarter ended March 31, 1996. The Company continues to incur approximately $300,000 to $400,000 of monthly operating costs which will likely continue for the forseeable future.

The consolidated balance sheet as of September 30, 1996 reflects cash and cash equivalents of $34,914 compared to $3,743 as of December 31, 1995.
Cash will continue to be used by the Company for the ongoing development of GEMS' automatic meter reading ("AMR") business and the Company's operating activities. The Company anticipates monthly expenses of approximately $300,000 to $400,000 to continue for the balance of the year. This includes approximately $50,000 per month for operating expenses, $150,000 per month for legal and consulting expenses, and $150,000 per month for GEMS' research & development. Accordingly, cash resources presently available to the Company are not sufficient to continue operations at their projected level, and additional capital will be necessary to expand operations or continue current operations for the balance of the year. In addition to the ongoing legal costs necessary to defend its interest in Continental and legal and consulting costs deemed advisable to maintain its interest in FCC licenses and pursue pending FCC applications, the Company expects the development of a low earth orbit satellite transmitter scheduled for completion in 1996 to cost approximately $650,000, of which approximately $390,000 has already been expended as of September 30, 1996. Although the Company earned revenue of approximately $11,420 from the sale of satellite radio units during the quarter ended September 30, 1996, it does not expect its automated meter reading operations to produce any other significant revenue in 1996 or become profitable until 1999 at the earliest, if at all. Beginning in July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite radio units. Under this agreement, the Company is eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. As of September 30, 1996, the Company has met the first three milestones of the contract and has received $200,000 in cash. These funds are currently classified as unearned revenue, and all such milestone payments are subject to refund if the Company fails to meet certain development and delivery milestones. Unless and until the Company is able to raise additional funds or become profitable through its subsidiary's automated meter reading operations, the Company's liquidity and capital resources will continue to be depleted. Historically, the Company has funded its operations and obligations through the private placement of equity securities and convertible debentures. The Company may continue to fund its commitments through these financing methods, however, no assurances can be given that the Company will be able to raise the necessary capital to meet its commitments. In the event the Company is unable to raise the necessary capital, its business objectives will be adversely affected. The Company has an approximate 24% ownership in DBSC which is currently undergoing merger proceedings with EchoStar, as described above (see: Item 2. Section General), that could provide the Company with marketable securities which the Company anticipates would be sufficient to meet its financial requirements for the year. As of September 30, 1996 shares of EchoStar common stock traded on the Nasdaq National Market System under the trading symbol "DISH", at a price equal to $28.75 per share. Upon completion of the merger, 219,105 shares of EchoStar common stock are expected to be pledged to secure the Company's debentures and 51,309 shares of EchoStar common stock are expected to be available for re-sale or margin borrowings.

Total assets at September 30, 1996 were $4,337,211 compared to $1,839,060 at December 31, 1995. The largest components of total assets represent investments in and advances to affiliated companies of $1,510,250 compared to $1,349,312 at December 31, 1995, and other assets of $2,301,631 at September 30, 1996 compared to $62,996 at December 31, 1995. Other assets increased by $2.2 million which represents the purchase price of the Continental common shares. (See note 4 to the condensed consolidated
financial statements.)   Total current assets increased from $355,898 at
December 31, 1995 to $456,197 at September 30, 1996.

Results of Operations

The Company remains in the development stage and did not generate any significant revenues other than $11,420 earned by GEMS, nor any net interest earnings for the quarter ended September 30, 1996. There were no revenues or net interest earnings for the quarter ended September 30, 1995.

The Company's net loss for the quarter ended September 30, 1996 was $691,686 and $2,790,168 for the nine month period ended September 30, 1996, compared to a net loss for the quarter ended September 30, 1995 of $278,205 and $894,281 for the nine month period ended September 30, 1995. General and administrative costs were $506,408 for the quarter ended September 30, 1996 and $1,653,415 for the nine month period ended September 30, 1996, compared to $234,222 for the quarter ended September 30, 1995 and $519,120 for the nine months ended September 30, 1995. Research and development costs associated with GEMS were $109,329 for the quarter ended September 30, 1996 and $846,208 for the nine month period ended September 30, 1996, compared to $40,743 for the quarter ended September 30, 1995 and $380,834 for the nine months ended September 30, 1995. Loss from operations was $604,317 for the quarter ended September 30, 1996 and $2,488,203 for the nine month period ended September 30, 1996 compared to $274,965 for the quarter ended September 30, 1995 and $899,954 for the nine month period ended September 30, 1995.

The Company's accumulated deficit at September 30, 1996 rose to $5,945,631 from $3,155,463 at December 31, 1995 and it is believed will continue to increase unless and until the Company generates revenues from the operations of GEMS in such amounts so as to cover the Company's expenses or until the Company completes the DBSC merger and subsequently receives its EchoStar shares. If the DBSC merger with EchoStar, subject to SEC approval, is completed, the Company expects to receive approximately 270,414 shares of common stock of EchoStar in exchange for its ownership interest in DBSC. Based on the market price of the stock, such an exchange would result in the Company holding marketable securities, potentially valued at $7,774,403 as of September 30, 1996, which may allow the Company to secure additional funding through the sale of, or use as collateral of, the EchoStar stock. Upon completion of the merger, 219,105 shares of EchoStar common stock will be pledged to secure the Company's debentures and 51,309 shares are expected to be available for re-sale or margin borrowings. However, no assurances can be given if or when the merger will be completed. Revenues substantial enough to make the Company profitable are not expected to be generated until 1999, and no assurances can be given as to that estimate. The
Company has been devoting a substantial amount of its financial and personnel resources toward developing the Company's AMR business.


PART II.  OTHER INFORMATION


Item 1.          Legal Proceedings

                 Not Applicable

Item 2.          Changes In Securities

                 None.

Item 3.          Defaults Upon Senior Securities

                 None.

Item 4.          Submission of Matters to a Vote of Security Holders

                 None.

Item 5.          Other Information

                 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

             With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from the operations of the Company, and its wholly owned subsidiary Global Energy Metering Service, Inc.(collectively the "Company"), projected costs and expenditures relating to the Company's interest in direct broadcasting satellite ("DBS") technology and development of its automated meter reading ("AMR") business, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially, include, in addition to other factors identified in this report, the completion of a commercially viable AMR service, the dependence and uncertainty of utility companies to utilize such an AMR service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the service, challenges to the Company's investments in DBS licensees and permitees, the availability of qualified personnel and equipment, delays in the receipt of, or failure to receive necessary governmental approvals, permits, and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in both AMR and DBS technology, results of the Company's financing efforts and marketing conditions, and other risk factors related to the Company's AMR business and DBS investments. Readers of this report are cautioned not to put undue reliance on "Forward looking statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Item 6.	      Exhibits and Reports on Form 8-K

	             On July 16, 1996, the Company filed an 8K/A revising its
              earlier filing from January 12, 1996,

(a) Exhibits

              The following exhibit is filed with this report:

Exhibit Number

10.29 Letter dated November 8, 1996, to Donald H. Gips, Chief, International Bureau, Federal Communication Commission, from William L. Fishman, corporate counsel to Direct Broadcasting Satellite Corporation.




                               SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             DBS INDUSTRIES, INC.





Date:   November 18, 1996      By:  Fred W. Thompson
-------------------------      ---------------------

                               Fred W. Thompson
                               Chief Executive Officer, and
                               Chief Financial Officer