Form 10KSB
period 1996-12-31
DBS INDUSTRIES INC
filed 1997-04-15
CIK 857502

CONFORMED COPY

                       FORM 10-KSB

           SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON DC. 20549

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve month period ending December 31, 1996

Commission file number:  0-28348

                             DBS INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

      DELAWARE                                          84-1124675
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

      100 SHORELINE HWY.,  SUITE 190 A,   MILL VALLEY   CA            94941
      (Address of principal executive offices)                     (Zip Code)
                                (415) 380-8055
             (Registrant's telephone number, including area code)

          FORMER ADDRESS:  495 MILLER AVENUE,  MILL VALLEY  CA  94941
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  X         No

      Indicate  by check mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     X

      As of March 31, 1997 the aggregate market value for the 4,794,999 shares of the common stock, par value $.0004 per share, held by non-affiliates was approximately $7,791,873.

      The number of shares outstanding of registrant's only class of common stock, as of March 31, 1997 was 5,821,003 shares of its common stock, par value $.0004 per share.

      DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Exhibit Index is located at Page 15.

                                    PART I

ITEM 1.     BUSINESS

A.    GENERAL

      DBS Industries, Inc. ("DBSI" or the "Company") is designing and developing an automated meter reading ("AMR") service utilizing low earth orbit ("LEO") satellites. LEO satellites orbit the earth at regular intervals and, with the Company's technology, are capable of collecting data from energy meters in many hard-to-access locations and at a substantial reduction in the costs of manually retrieving such information. The Company is developing the hardware and software to accomplish these tasks as well as the potential for additional data collection applications such as the monitoring of vending machines and home security systems. The AMR business is primarily conducted by the Company through its wholly-owned subsidiary Global Energy Metering Service, Inc. ("GEMS") and its 20% investment in E-Sat, Inc. ("E-SAT"). Further reference to the Company will also include its subsidiary, GEMS, unless stated otherwise.

      Of slightly less significance is the Company's interest in commercial broadcasting by use of direct broadcast satellite ("DBS") technology. This is primarily accomplished through the Company's investment in DBS licensee EchoStar Communications Corporation ("EchoStar") and potential DBS licensee Continental Satellite Corporation ("Continental").

      The Company's primary strategy is the development of the AMR business, targeting public utilities in the United States. The Company intends to promote AMR and build additional value through various direct and indirect equity investments in communication technologies such as DBS.

A1.   LEO SATELLITE INDUSTRY BACKGROUND

      The technology of using LEO satellites to gather data has been in existence for over 20 years and has been used extensively in weather satellite applications worldwide. Currently, the FCC has approved 3 LEO satellite license applications for data transmission and has received 4 additional applications, including E-SAT's. The applications currently with the FCC all request approval for essentially the same frequency band, but propose using different communication schemes. The commercial use of LEO satellites is in its infancy worldwide. Competition will be driven by the ability of each license holder to build and launch their LEO satellites and by the data services they propose to provide.

B.    GLOBAL ENERGY METERING SERVICES, INC.

      GEMS was incorporated in December 1994 to provide the service applications of the commercial LEO satellite technology developed through its predecessor company JPS Systems, Inc.("JPS"). In 1995, JPS was formally consolidated with GEMS and dissolved as a corporate entity. During the two years prior to consolidation, JPS developed the basic technology of reading data remotely by LEO satellites and conducted a proof of concept trial for Pacific Gas & Electric Co. ("PG&E") in California. This trial was completed in April 1995 and led to the development of a plan for GEMS to provide AMR solutions for hard-to-access meters owned by public utilities. This plan is intended to provide suppliers and consumers of the utility and petroleum industries worldwide remote data collection utilizing LEO satellite technology. In 1996, GEMS entered into an agreement with the City of Alameda, Bureau of Electricity, ("Bureau") in California to provide a 5 month trial reading of 4 electric meters.

      GEMS also received, in 1996, a purchase order for 10,000 LEO transmitters from ABB Power T&D Company, Inc. ("ABB") for inclusion in electric meters. (See ITEM 6. "Management Discussion and Analysis of Financial Condition and Results of Operation".) Additionally, the Company has an agreement with North American CLS, Inc. ("NACLS"), providing a limited amount of LEO satellite capacity for AMR applications utilizing the Argos System-the satellite location and data collection system under the control of the Centre National d'Etudes Spatiales (France), and the National Oceanic and Atmospheric Administration ("NOAA"). The Argos System has 4 receivers on board 3 LEO weather satellites owned by NOAA and operated by the National Aeronautical Space Administration ("NASA"). Unlike the proposed E-SAT technology, which would provide two way communication to small earth based terminals, the ARGOS system can only receive one way communications from small earth based transmitters. This agreement expires December 31, 1997. Although the Company intends to eventually operate its AMR system utilizing other LEO satellites, currently there are no agreements in place to secure such satellites. Prior to the anticipated end of the NACLS agreement, the Company will need to obtain the use of a replacement satellite. No assurances can be given that a replacement will be available when required or, if available, that it will be on terms acceptable to the Company.

B1.   GEMS TECHNOLOGY BACKGROUND

      LEO satellites are particularly suited for AMR, especially in hard-to-access and rural applications. Many AMR applications require data only transmission at pre-scheduled intervals and the capacity requirements for AMR applications are relatively smaller compared to the requirements for the transmission of voice or video. LEO satellites require less power to operate than the larger geostationary satellites, such as DBS, translating into lower capital costs and smaller radios that can be integrated in the actual meter. A LEO satellite system is also generally less expensive to place into service than a DBS satellite.

      GEMS has shown the viability of its technology and its proposed service through the JPS/PG&E proof of concept trial completed in April 1995 and with a series of pilot demonstrations conducted in conjunction with ABB, in which prototype satellite radios and electric meters were installed at 31 electric utilities in the Continental United States and 1 utility in South America. Typical trial demonstrations lasted for a 30 day period, and the demonstrations were completed in late 1996. The Company has granted ABB exclusive rights to market GEMS' equipment in conjunction with electric meters in the United States. In turn, GEMS will be responsible for providing remote reading of all ABB placed electrical meters with Argos satellite transmitters and for providing the meter information to subscribing utility companies.

B2.   GEMS' MARKET AND COMPETITION

      GEMS has focused on electric and gas utilities in the United States, targeting their high-cost-to-read metering segment. Since meter data has historically been retrieved by utility personnel, logistical issues such as 1) significant travel time to a meter site, 2) rugged terrain, 3) physical risk,
4) restricted sites, 5) environmental issues, and 6) mis-reads requiring additional site visits can contribute to higher costs for utilities.

      Approximately 30 competitors are currently developing proposals to implement AMR at electric and natural gas utilities throughout the United States. Other proposed AMR technology solutions include terrestrial wireless radio technologies such as Specialized Mobile Radio, Cellular and Multiple Address Service licenses, unlicensed radios operating under Part 15 of the FCC Regulations, and hard wired technologies such as telephone, fiber optics, cable and power line carriers. While terrestrial wireless technology may be cost effective in the densely populated urban areas, it may not be cost effective to automate rural and hard-to-access areas; and it is in these niche market locations that GEMS intends to compete effectively by utilizing LEO satellite technology.

      Once electric meters with embedded LEO satellite transmitters are fully developed, the Company expects to market the meters using ABB's marketing and sales staff. ABB currently has exclusive marketing rights to the GEMS technology in electric meters in the United States and non exclusive marketing rights worldwide. GEMS also anticipates that its own marketing staff will be making initial customer contacts and working to obtain orders for electrical AMR services.

C.    OWNERSHIP IN SEIMAC LIMITED

      In November 1995, the Company purchased a 20% equity ownership interest in Seimac Limited ("Seimac"), a privately-held Canadian satellite radio design and manufacturing company, in exchange for 165,519 shares of the Company's common stock. Since 1994, GEMS has been working closely with Seimac to develop a satellite radio which is intended to be integrated into ABB's Alpha Stars<trademark> automated electric utility meter. Founded in 1975 in Nova Scotia, Canada, Seimac specializes in the development of remote data collection devices used primarily by global ocean research and military organizations for use in harsh, rugged environments. The Company has worked extensively with Seimac to develop a transmitter that will fit inside an electric meter and periodically transmit its data to an Argos satellite. (See Note 4 to the Company's 1996 Consolidated Financial Statements.)

D.    OWNERSHIP IN E-SAT, INC.

      E-SAT, a Colorado corporation established in 1994, is owned 20% by the Company and 80% by EchoStar. In November 1994, E-SAT filed an application with the FCC for a license to develop a commercial LEO satellite system for data transmission. Three companies, in a first round of FCC applications submitted in 1992, were granted data transmission LEO permits in 1993 and 1994. E-SAT's application was one of four second round applications taken under consideration by the FCC. All four second round applicants seek the same frequency bands comprising the total remaining frequencies available in the United States, in accordance with international agreements, for data transmission by LEOs. The total capital requirements for the proposed network, including the anticipated six satellites and start up costs, is estimated to exceed $60 million. In 1996, the Company funded E-SAT expenses of $238,786, which is greater than 20% of the total expenses to date. The Company's percentage of ownership in E-SAT is subject to dilution if it cannot meet future funding requirements and no assurances can be given that the Company will have sufficient resources to meet the requirements to maintain a leased interest in E-SAT capacity. (See Note 4 to the Company's 1996 Consolidated Financial Statements.)

E.    OWNERSHIP   IN   ECHOSTAR   COMMUNICATIONS  CORPORATION  AND  CONTINENTAL
SATELLITE CORPORATION, INC.

      The Company now owns 270,414 shares of EchoStar Class A Common Stock as a result of the merger between Direct Broadcasting Satellite Corporation ("DBSC") and EchoStar. On December 31, 1996, the Securities and Exchange Commission approved the EchoStar registration statement for the issuance of EchoStar shares to DBSC shareholders and the merger was formally completed on January 8, 1997. Prior to the merger, the Company owned approximately 25% of the outstanding shares of DBSC. EchoStar has been a DBS broadcaster since the unveiling of its service, the "DISH Network," in March 1996. In addition,
EchoStar, through DBSC, is now the holder of a conditional satellite construction permit and has a contract with Lockheed Martin Corporation for the construction of two additional satellites, with an anticipated launch of the first satellite in the Fall of 1997.

      In January 1996 the Company purchased 72,030 shares of Continental from Intraspace Corporation for approximately $2.3 million dollars. Continental has received an FCC permit for 11 frequencies for DBS service at 61.5 degrees W.L. and 11 frequencies at 166 degrees W.L. and has entered into a contract for the construction of 2 satellites.

      The Company's ownership interest in Continental and the control of Continental's FCC permit are being disputed by Loral Aerospace Holdings, Inc. ("Loral"), a subsidiary of Loral Corporation. Loral filed suit in Superior Court of the State of California in and for the County of Santa Clara, in San Jose, California, to resolve the matter. Continental shares issued on or after September 15, 1995, including the Company's shares, were deemed invalid by the judge in the action, however, it was also indicated that the Company may have an equitable interest in Continental. Intraspace has agreed to indemnify the Company against the potential loss of its ownership position and its incurred legal fees. (See "Legal Proceedings".)

E1.   DBS INDUSTRY BACKGROUND

      DBS service provides high-powered signals sent directly to the home. DBS delivers high quality video and audio signals which can be received by an 18" inch dish with little signal interference and, depending on the satellite's orbital location, can be broadcast throughout the Continental United States from a single satellite. Eight satellite orbital slots have been reserved by the FCC to provide DBS service in the United States.

      The FCC has granted conditional satellite construction permits to nine applicants, including Continental and EchoStar (through DBSC), to implement new or additional DBS service. Under these grants, each permittee was given exclusive rights to certain frequency band widths to transmit digital signals from DBS satellites located at assigned orbital slots. A permittee who has completed and successfully launched a DBS satellite will be issued a license by the FCC for a renewable term of 10 years. Prior to licensing, the FCC requires all permittees to maintain a valid satellite construction contract and to meet specific schedules for completion and launch of their satellite. Permittees who fail in their efforts to meet these requirements may have their permits revoked and the frequencies sold at public auction. In January 1996, the FCC accepted aggregate bids of $734.8 million for 52 formerly held frequencies. MCI bid $682.5 million for 28 frequencies at 110 degrees West Longitude ("W.L.") or approximately $25 million per frequency, and EchoStar bid $52.3 million for 24 frequencies at 148 degrees W.L. or approximately $2 million per frequency. MCI paid a premium on the orbital slot because the signal from one satellite at that location can reach the entire Continental United States.

E2.   DBS MARKET AND COMPETITION

      Competition comes from numerous companies engaged in communications and entertainment, including cable operators, other satellite providers, wireless cable operators, television networks and home video product companies, as well as companies developing new technologies. The FCC auction results have shown that telecommunications companies are willing to spend a substantial amount of money to enter into the home entertainment market.

E3.   THE COMPANY'S STRATEGIC PLAN FOR DBS

      The Company is not a DBS permittee and the Company's interest in DBS permits is solely through its interest in EchoStar and its potential interest in Continental.

F. EMPLOYEES

      The Company and its subsidiary currently employ 8 people full-time.

ITEM 2. PROPERTIES

      On March 1, 1997, the Company and GEMS leased 2,271 square feet at a monthly rate of $5,677.50 for their principal offices at 100 Shoreline Hwy., Suite 190-A, Mill Valley, California on a 3-year lease which will expire in March 2000.

ITEM 3. LEGAL PROCEEDINGS

      On January 12, 1996, the Company acquired 72,030 shares of common stock of Continental which the Company believed represented an approximate 34% interest in Continental Satellite Corporation ("Continental"). Continental has a conditional construction permit to construct and launch DBS satellites in two orbital locations which will thereafter entitle it to receive one of the nine DBS licenses awarded or to be awarded by the FCC. The Company acquired the 72,030 shares of common stock of Continental from Intraspace Corporation for approximately $2.3 million pursuant to a stock purchase agreement.

      The Company financed the purchase of the 72,030 shares of Continental common stock pursuant to a three-year, $3 million Series B convertible debenture (the "Convertible Debenture") with EchoStar Communications Corporation ("EchoStar"). The Convertible Debenture bears interest at the rate of prime, plus 2% on the outstanding balance. Interest only payments are due on a quarterly basis and the Convertible Debenture is due on January 12, 1999. With consent of the holder, the Company may extend the due date in additional one year increments. At the election of the holder, the holder may receive interest payments in the form of common stock of the Company based on the average closing bid price during the quarter. In addition, the holder has the right to convert the Convertible Debenture, plus any accrued interest, into common stock of the Company at $7.20 per share subject to adjustment due to standard anti-dilutive provisions. The Convertible Debenture is subject to subordination in the event the Company seeks certain types of financing. The Company may redeem the Convertible Debenture at any time, the Convertible Debenture is secured by the Company's shares of EchoStar.

      On January 22, 1996, Loral Aerospace Holding, Inc. ("Loral") filed a complaint in the Superior Court of the State of California In and For the County of Santa Clara (No. CV755366) against Continental and its shareholders. The complaint seeks declaratory relief to declare that rescission by Continental of a share certificate issued to Loral is invalid, that a meeting of Continental's shareholders was not properly noticed and therefore the meeting and the actions taken at such meeting were invalid, that Loral should be deemed a 51% shareholder of Continental in accordance with a prior judgment involving Loral and Continental, that certain shares issued by Continental, including the 72,030 shares of common stock issued to Intraspace and subsequently purchased by the Company, were improperly issued and should be voided, and that a constructive trust should be imposed on 51% of the common stock issued to defendant shareholders. Loral also sought a temporary restraining order preventing Continental from taking certain actions in connection with its common stock including recording any transfer of Continental common stock on its books and records. The Company was not named as a defendant in the complaint.

      On January 22, 1996, the judge granted a temporary restraining order preventing Continental from issuing, transferring or otherwise recognizing any transfer on its books and records of its common stock without court approval. The temporary restraining order remained in effect until January 26, 1996.

      On January 26, 1996, the judge issued a new temporary restraining order preventing Continental from issuing any new Continental shares that would dilute Loral's stock interest without first providing written notice of its intent to Loral. Within 72 hours from written notice, Loral has the right to acquire, under the same terms and conditions, the Continental shares proposed to be issued. Loral must exercise its right to acquire additional shares of Continental within the 72 hour period following the notice or such right will be waived. The first right of refusal to acquire any proposed new issuance of Continental shares shall apply only to the extent that Loral's interest remains below 51% of the issued and outstanding shares of Continental. Further any shares of Continental acquired by Loral pursuant to this first right of refusal is subject to rescission by the Court.

      At the January 26, 1996 hearing, the judge also scheduled a February 13, 1996 hearing date for consideration of the request for a preliminary injunction sought by Loral to prevent Continental from taking certain action in connection with its common stock including recording any transfer of Continental common stock on its books and records.

      On May 16, 1996, the judge ruled in favor of Loral's claim that all shares of Continental issued on or after September 15, 1995, including the 72,030 shares of common stock issued to Intraspace Corporation and sold to the Company, are invalid. The judge based his decision upon the fact that Continental did not obtain proper shareholder approval to amend its Articles of Incorporation to increase the number of shares of common stock that may be issued. However, the judge further stated that although the Company's shares in Continental were invalidly issued, Intraspace Corporation and the Company are not necessarily without an equitable remedy for their contributions.

      The Company believes it has a contingent right in Continental. However, the Company's contingent right in Continental, if any, will not be determined until the litigation has been completed. Pursuant to the stock purchase agreement entered into between Intraspace Corporation and the Company, Intraspace Corporation agreed to defend and indemnify the Company in the event that there was a breach or inaccuracy of any representation made by Intraspace Corporation in the agreement. In the event the Company's interest in Continental is not recognized, the Company may seek indemnity and damages from Intraspace Corporation pursuant to the stock purchase agreement, since Intraspace Corporation indicated therein that it had good and marketable title to the 72,030 shares of Continental.

      Although the Company is confident of its position in these legal proceedings, as with all litigation, there are no assurances of success or guarantees as to the final outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None
                                   PART II.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      To the Company's knowledge, trading in its Common Stock commenced in the over-the-counter market in January 1993. The table which follows sets forth the high and low bid quotations for its Common Stock during each of the last eight fiscal quarters, as reported by the National Quotation Bureau, Inc. As of the period ended September 30, 1996, High/Low bids were no longer available to the Company. All stock prices marked with * reflect the closing bid price as of the date shown.

                                                Common
            QUARTER ENDED                 HIGH BID    LOW BID

            April 30, 1995                  2.00      .40
            July 31, 1995                   1.60      .40
            October 31, 1995                2.30      .40
            December 31, 1995               6.00      .40
            March 31, 1996                  6.00      5.75
            June 30, 1996                   4.00      3.75
            September 30, 1996              2.38*     N/A
            December 31, 1996               2.00*     N/A

      These quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions. All per share prices have been adjusted to reflect the Company's 40-to-1 reverse stock split effected in February, 1996.

      As of March 31, 1997, the Company had approximately 528 shareholders of record. This number does not include shareholders who hold the Company's securities in street name.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      On January 8, 1997, the merger between Direct Broadcasting Satellite Corporation ("DBSC") and EchoStar Communications Corporation ("EchoStar") was formally completed. The Company owned approximately 25% of the outstanding shares of DBSC at December 31, 1996 and as a result of the merger now owns 270,414 shares of EchoStar Class A Common Stock ("EchoStar Shares"). The EchoStar Shares are currently pledged as security for certain of the Company's debentures and are, therefore, held in an escrow account. EchoStar (NASDAQ symbol: DISH) stock was trading at approximately $25.00 per share on January 8, 1997. The merger resulted in a net gain to the Company of approximately $6.2 million, increasing its assets by the same amount. The effect of the merger will be reflected in the Company's first quarter 1997 financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources, prior to the DBSC and EchoStar merger, other than the receipt, of (i) a minimal amount of inside capitalization funds at its inception, (ii) net proceeds in the amount of $166,175 from its public offering, (iii) gross proceeds of $70,000 from a sale of debentures, (iv) subscriptions representing gross proceeds of $2,024,588 in connection with five private placements of common stock, (v) gross proceeds of $293,000 from bridge loans made by the Company's president and two shareholders, (vi) gross proceeds of $1,056,500 from the sale of the Company's interest in the stock of a company holding a DBS license, and (vii) gross proceeds of $4,640,000 from the sale of a three convertible debentures.. Additionally, the Company has an established line of credit for $300,000 from Pacific Bank, Burlingame, California, collateralized by a restricted cash deposit in the amount of $300,000. As of December 31, 1996, $295,000 was drawn from this credit facility.

      Stockholders' deficit at December 31, 1996 was $2,273.169 compared to stockholders' equity of $210,532 at December 31, 1995. Although the Company sold $1 million of common stock in the first quarter of 1996, stockholder's equity decreased due to the 1996 net loss of approximately $3.8 million. Subsequent to year end, the net gain resulting from the DBSC merger with EchoStar, is expected to increase stockholder's equity by approximately $6.2 million, based upon the trading price of EchoStar shares on January 8, 1997. However, the Company continues to incur approximately $300,000 to $400,000 of monthly operating costs which will continually act to reduce stockholder's equity in the absence of the sale of additional equity.

      The consolidated balance sheet as of December 31, 1996 reflects cash and cash equivalents of $402,588 compared to $3,743 as of December 31, 1995. Cash will continue to be used by the Company for the ongoing development of GEMS' automatic meter reading ("AMR") business and the Company's operating activities. The Company anticipates monthly expenses of approximately $300,000 to $400,000 to continue for the balance of 1997. This includes approximately $50,000 per month for operating expenses, $150,000 per month for legal and consulting expenses, and $150,000 per month for GEMS' research & development. Accordingly, cash resources presently available to the Company are not sufficient to continue operations at their projected level, and additional capital will be necessary to expand operations or continue current operations. In addition to the ongoing legal costs necessary to defend its interest in Continental and legal and consulting costs deemed advisable to maintain its interest in FCC licenses and pursue pending FCC applications, the Company expects the development of a low earth orbit satellite transmitter scheduled for completion in mid 1997 to cost approximately $650,000, of which approximately $550,000 has already been expended as of December 31, 1996. Although the Company earned revenue of approximately $11,420 from the sale of satellite radio units during the quarter ended September 30, 1996, it does not expect its automated meter reading operations to produce any significant revenue in 1997 or become profitable until 1999 at the earliest, and no assurance can be given as to this estimate. Beginning in July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite radio units. Under this agreement, the Company is eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. As of December 31, 1996, the Company has met the first four milestones of the contract and has received $400,000 in cash. These funds are currently classified as unearned revenue, and all such milestone payments are subject to refund if the Company fails to meet certain development and delivery milestones. Unless and until the Company is able to raise additional funds or become profitable through its subsidiary's automated meter reading operations, the Company's liquidity and capital resources will continue to be depleted. Historically, the Company has funded its operations and obligations through the private placement of equity securities and convertible debentures. The Company may continue to fund its commitments through these financing methods, however, no assurances can be given that the Company will be able to raise the necessary capital to meet its commitments. In the event the Company is unable to raise the necessary capital, its business objectives will be adversely affected. The Company now owns 270,414 shares of EchoStar Class A common stock as a result of the merger of DBSC and EchoStar, as described above (see Item 6. General). As of January 8, 1997, shares of EchoStar common stock traded on the Nasdaq National Market System under the trading symbol "DISH", at a price of approximately $25.00 per share. All of the shares of EchoStar common stock received as a result of the merger have been pledged to secure certain of the Company's debentures and are, therefore, held in an escrow account.

      Total assets at December 31, 1996 were $4,629,177 compared to $1,839,060 at December 31, 1995. The largest components of total assets represent investments in and advances to affiliated companies of $1,496,524 compared to $1,349,312 at December 31, 1995, and other assets of $2,292,409 at September 30, 1996 compared to $62,996 at December 31, 1995. Other assets increased by approximately $2.2 million which represents the purchase price of the
Continental common shares. (See note 4 to the consolidated financial statements.) Total current assets increased from $355,898 at December 31, 1995 to $771,532 at December 31, 1996.

      Net cash used in operating activities of $1.6 million during 1996 resulted from the Company's net loss of $3.8 million offset somewhat by non-cash charges of $393,000, increases in liabilities of $1,239,000, and deferred revenues of $400,000.

      Net cash used in investing activities of $2.6 million during 1996 resulted primarily from the Company's purchase of shares of common stock of Continental Satellite Corporation, Inc. (see Item 1 "Business" and Note 4 to the Company's 1996 Consolidated Financial Statements) for $2.3 million and investments in and advances to affiliates of $284,000.

      Cash provided by financing activities of $4.6 million during 1996 resulted from the issuance of debentures to EchoStar for $3.6 million and the sale of shares of the Company's common stock in a private placement of $1 million.

RESULTS OF OPERATIONS

      The Company remains in the development stage and did not generate any revenues other than $11,420 earned by GEMS, nor any net interest earnings for the year ended December 31, 1996. There were no revenues or net interest earnings for the year ended December 31, 1995.

      The Company's net loss for the year ended December 31, 1996 was $3,752,583 compared to a net loss for the five month period ended December 31, 1995 of $662,877 and $1,284,588 for the twelve month period ended July 31, 1995. General and administrative costs were $2,245,588 for the year ended December 31, 1996 compared to $334,694 for the five month period ended December 31,1995 and $693,851 for the twelve months ended July 31, 1995. Research and development costs associated with GEMS were $1,078,747 for the year ended December 31, 1996 compared to $219,143 for the five month period ended December 31, 1995 and $461,061 for the twelve month period ended July 31, 1995. Loss from operations was $3,323,765 for the year ended December 31, 1996 compared to $553,837 for the five month period ended December 31, 1995 and $1,164,912 for the twelve month period ended July 31, 1995.

      The Company's accumulated deficit at December 31, 1996 rose to $6,908,046 from $3,155,463 at December 31, 1995 and it is believed will continue to increase unless and until the Company generates revenues from the operations of GEMS in such amounts so as to cover the Company's expenses. As a result of the DBSC merger with EchoStar, the Company received 270,414 shares of common stock of EchoStar which resulted in a net gain to the Company of approximately $6.2 million, which will be reflected in the Company's 1997 first quarter financial statements. Revenues substantial enough to make the Company profitable are not expected to be generated until 1999, and no assurances can be given as to that estimate. The Company has been devoting a substantial amount of its financial and personnel resources toward developing the Company's AMR business.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The response to this item is being submitted as a separate section of this report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                        PART III.


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The present directors and executive officers of the Company, their ages, positions held in the Company, and duration as such, are as follows:

NAME                   POSITION                   AGE  PERIOD

Fred W. Thompson       Chairman of the Board,
                       President, Chief           54   December 1992 - present
                       Executive Officer and
                       Chief Financial Officer         November 1993 -present

Michael T. Schieber    Director                   57   December 1992 - present
                       Secretary

Bruce Christopher      Director                   42   August 1994 - present

E.A. James Peretti     Director, President and    54   February 1996 - present
                       Chief Executive Officer,
                       GEMS

H. Tate Holt           Director                   45   February 1996 - present

The Company adopted staggered terms for its Board of Directors at the 1996 Annual Stockholders Meeting. Mr. Christopher will serve until the next annual meeting of stockholders or until his successor is elected. Messrs. Schieber and Holt will serve until the 1998 annual meeting of stockholders or until their successors have been elected, and Messrs. Thompson and Peretti will serve until the 1999 annual meeting of stockholders or until their successors have been elected.

CERTAIN SIGNIFICANT EMPLOYEES

      While the following person does not serve as a director or executive officer of the Company, he does serve as an executive officer or director of the Company's subsidiary and is considered to be a significant employee of that subsidiary.

Randall L. Smith  Executive vice-president,
                  Chief Engineer                 42   January 1996 - present
                  Director of GEMS
                  President and Director of GEMS      July 1995 - January 1996
                  President of JPS                    July 1993 - June 1995

BUSINESS EXPERIENCE

      The following is a brief account of the education and business experience during at least the past five years of each director, executive officer, and key employee, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

BIOGRAPHICAL INFORMATION

      FRED W. THOMPSON, serves as CHAIRMAN OF THE BOARD, PRESIDENT, AND CEO of the Company. Mr. Thompson also serves as a member of the Board of Directors of Continental Satellite Corporation and is vice-president of E-Sat, Inc. He has over thirty years' experience in the telecommunications industry. From 1983 to 1986, Mr. Thompson managed Inter Exchange Consultants, Inc., a company he founded, providing management, design and engineering services for initial cellular telephone operations in New York City, San Francisco, Los Angeles and other major cities in the U.S. From 1986 to 1990, Mr. Thompson devoted his time to consulting on various telecommunication matters as an independent contractor. His career of over 20 years with AT&T included various management positions in the Long Lines Department, Western Electric Company, Bell Labs and with several operating telephone companies. Mr. Thompson received a BS degree in Electrical Engineering from California Polytechnic.

      MICHAEL T. SCHIEBER, DIRECTOR, has served as a Director of the Company since December 1992. He has served as the Managing General Partner of ZAMSTL Partners, a real estate development firm in Washington State since June 1991, and has also served since 1986 as a Director on the Executive Board of Sterling Communications, the winner of a rural cellular telephone license for Sun Valley, Idaho. From 1987 to December 1992, Mr. Schieber was the Managing Partner of Amador Telecommunications and since 1990 has been a partner in Columbia Communications, both investors in nation-wide paging licenses. Mr. Schieber also holds minority interests in two Illinois cellular telephone licenses. He retired from the Department of Fisheries with the State of Washington in May 1993 where he had served as a civil engineer since 1984. He is also a retired Air Force Major and Command Pilot. Mr. Schieber received an MA degree in International Relations and Government from the University of Notre Dame, a BS in Engineering from the Air Force Academy, and a BA in Business from The Evergreen State College.

      BRUCE CHRISTOPHER, DIRECTOR, has been working as a marketing consultant over the past seven years. Mr. Christopher has been instrumental in raising capital, attracting technology partners and generating business plans for several technology based start-up companies. He started his career in 1977 working in various Sales and Marketing roles beginning with IBM, Texas Instruments, and Hewlett-Packard Company. Mr. Christopher has been a key contributor to the successful launching, managing and selling of companies such as Mountain Computer, Inc., Micro Integration Corp., and Mass Memory Technology. His management efforts have been utilized as the Vice President of North American Sales at Anamartic Ltd. and North American Sales Manager at Ferranti Electronics Ltd. For the past nine years, Mr. Christopher has been working as a sales and marketing consultant to various start-up companies in Silicon Valley and is currently setting up a new company to provide engineering services and chip design consulting services in Los Gatos, California. Mr. Christopher graduated with a BS degree in Psychology from California Lutheran University.

      E.A. JAMES PERETTI, DIRECTOR appointed in February 1996, and President and Chief Executive Officer of Global Energy Metering Service, Inc., a wholly owned subsidiary of DBSI. Previously, Mr. Peretti served as President of Westinghouse Electric Supply Company (WESCO), a business unit of Westinghouse Electric Corp. He also served as a Vice President and officer of Westinghouse Electric Corp. During his 30 year tenure with WESCO, Mr. Peretti also held positions as Vice President and General Manager of its Pacific Division. Mr. Peretti holds a BS degree from Purdue University in Electrical Engineering and a MBA from the University of Hawaii.

      H. TATE HOLT, DIRECTOR appointed in February 1996, is currently President of Holt & Associates, a growth management consulting firm, and has held that position since July 1990. Previously, from 1987 to 1990, Mr. Holt was a Senior Vice President at Automatic Data Processing, Inc. in Roseland, New Jersey and Santa Clara, California. Mr. Holt has over twenty years of experience in various senior sales, marketing and general management positions with IBM,
Triad Systems, and ADP. He has participated in major restructuring and strategic planning in these and other companies. Since 1990, Holt & Associates has assisted its clients in developing and achieving aggressive growth targets, both domestically as well as internationally. Mr. Holt is also an active director of several private and publicly traded companies including Onsite Energy and has been nominated to serve on the Board of Directors of Holiday RV Superstores. Mr. Holt holds an AB from Indiana University.

      RANDALL L. SMITH, EXECUTIVE VICE PRESIDENT AND CHIEF ENGINEER OF GLOBAL ENERGY METERING SERVICE, INC. joined the Company in July 1993 as President of JPS Systems, Inc. Mr. Smith has been a key person in the research and development of providing worldwide turnkey services to utilities, gas and oil well operators, and bulk energy distributors and users for the measurement, transmissions and processing of wellhead data. During 14 years at PG&E, his experience included being the Project Manager for the energy gas and electric automation throughout PG&E, automatic meter reading and time use control, real-time pricing, tamper detection, and distribution generation dispatch. He formulated strategic and financial justification, planned the implementation of systems, and presented technological advancements regarding distribution automation at PG&E and throughout the utility industry. Prior to that, he was a Gas and Electric Engineering Supervisor, controlling an $18 million annual budget, and was the project manager of the Cell Net project, a joint venture with Digital Automation Company which was the forerunner of the Energy Communication Network Project. Mr. Smith is a licensed professional engineer in California and received a BS degree in Electrical Engineering from Michigan Technological University.


FAMILY RELATIONSHIPS

      There are no family relationships between any director, executive officer or key employee.


ITEM 10. EXECUTIVE COMPENSATION

      (A) CASH COMPENSATION

      The following table provides certain summary information for the year ended December 31, 1996, concerning compensation in excess of $100,000 paid or accrued by the Company and its subsidiary to or on behalf of the Company's executives and/or employees.

                                 SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION      LONG-TERM COMPENSATION

                                                         Other            Securities
Name and                                                 Annual           Underlying
PRINCIPAL POSITION      YEAR    SALARY        BONUS      COMPENSATION(1)  OPTIONS(2)

Fred W. Thompson
Chief Executive Officer 1996    $180,000(3)              $    4,245       312,500
                        1995(4) $  30,000                $    2,577         4,500
                        1995    $  72,000                $    6,521             0
                        1994    $  72,000                $    7,086         8,125

E.A. James Peretti
CEO GEMS                1996    $155,000                 $      971       375,000

Randall Smith
Executive VP. GEMS      1996    $125,000                 $    2,216       125,000

(1)  Consists entirely of payment of insurance premiums.
(2)  Common stock of DBS Industries, Inc.
(3) $72,000 paid in cash, $108,000 deferred pursuant to his employment agreement
(4)  For the transition period from August 1, 1995 to December 31, 1995

      Mr. Thompson entered into an employment agreement with the Company on April 18, 1996 effective January 1, 1996. His annual salary under the agreement is $180,000, and includes non-qualified stock options to purchase 312,500 shares of the Company's common stock. Pursuant to the agreement, the Company paid $72,000 of Mr. Thompson's salary and the remaining portion has been deferred until certain financing requirements of the Company have been achieved. The Company has maintained a key person insurance policy on Mr. Thompson's life in the face amount of $2,000,000, and is the sole beneficiary of such policy. The Company also entered into employment contracts with E.A. James Peretti, CEO of GEMS, and Randall Smith, Executive VP of GEMS and Chief Engineer. Mr. Peretti's agreement includes an annual salary of $155,000 and non-qualified stock options to purchase 375,000 shares of common stock. Mr. Smith's agreement includes an annual salary of $125,000 and non-qualified stock options to purchase 125,000 shares of common stock.

(B) COMPENSATION PURSUANT TO STOCK OPTION PLAN

      The Company has established a 1996 Stock Option Plan (the "Plan") to serve as a vehicle to attract and retain the services of key employees and to help such key employees realize a direct proprietary interest in the Company. The Plan provides for the grant of non-statutory and incentive stock options. The exercise price of any incentive stock option granted under the Plan may not be less than 100% of the fair market value of the common stock of the Company on the date of grant. The fair market value for which an option may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the Plan may be purchased for cash. Unless otherwise provided by the Board, an option granted under the Plan is exercisable for a term of ten years (or for a shorter period up to ten years). The Plan is administered by the Board of Directors and its Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The Plan may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed by the Company. No option is transferable by the optionee other than by will or the laws of descent and distribution.

      The Company intends to file one or more registration statements on Form S-8 under the Securities Act to register shares of common stock subject to stock options that will permit the resale of such shares, subject to vesting restrictions with the Company.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

      The General Corporation Law of the State of Delaware permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations. Article XII of the
Company's certificate of incorporation states that the Company may provide indemnification of its agents, including its officers and directors, for breach of duty to the Company to the maximum extent permitted by the General Corporation Law. Article VI of the Bylaws provide that the Company shall, to the maximum extent and in the manner permitted in the Corporations Laws, indemnify each of its agents, including its Officers and Directors, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact any such person is or was an agent of the Company.

                  OPTIONS GRANTS IN THE YEAR ENDED DECEMBER 31, 1996

                               Individual Grants

                   Number of   % of Total
                   Securities  Options
                   Underlying  Granted to  Exercise
                   Options     Employees   or Base
                   Granted     in Fiscal   Price     Expiration  Grant Date
NAME               1996        YEAR        ($/SH)*   DATE        PRESENT VALUE

Fred W. Thompson   312,500     31.1%       $2.00     Jan 2006    $450,000
President, CEO

E.A. James Peretti 375,000     37.32%      $2.00     Jan 2006    $540,000
CEO GEMS

Randall Smith      125,000     12.44%      $2.00     Jan 2006    $180,000
Exec. VP GEMS

*Reflects exercise price on December 31, 1996. The exercise price was amended to $1.4375 in February 1997.

                        FISCAL YEAR-END OPTION VALUE

                  Number of Securities          Value of Unexercised
                  Underlying Unexercised        In-the-Money
                  Options/SARS at FY End (#)    Options/SARS at FY End ($)

NAME              EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
                  Options at December 31, 1996  Options at December 31, 1996

Fred W. Thompson        87,315 / 244,685                 $0 / $0
President, CEO

E.A. James Peretti     150,000 / 225,000                 $0 / $0
CEO GEMS

Randall Smith           72,016 /  91,734            $27,520* / $32,480*
Exec. VP GEMS

*Reflects exercise price of $2.00 per share on December 31, 1996. The exercise price was amended to $1.4375 per share in February 1997.


COMPENSATION OF DIRECTORS

      The Company reimburses directors for expenses incurred in connection with attending Board meetings but does not pay director's fees or other compensation for services rendered as a director. In lieu of fees the Company grants to each director options to purchase 37,500 shares of Common Stock for each year of service successfully completed, under a non-qualified stock option plan as approved by a shareholder vote in 1996.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) & (B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 31, 1997, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of the Company's outstanding Common Stock, par value $.0004 per share. The table also sets forth the total number of shares of these securities owned by each director, director nominee and officer of the Company and of all directors, director nominees and officers as a group as of March 31, 1997, and all options and warrants exercisable through May 30, 1997.


                  Name and Address of     Beneficially and  Percent
TITLE OF CLASS    BENEFICIAL OWNER        RECORD OWNED      OF CLASS

Common Stock      Fred W. Thompson        766,313  (1)      11.9%
                  109 William Avenue
                  Larkspur, CA  94939

Common Stock      Michael T. Schieber     371,559  (2)      5.8%
                  5520 Beverly Drive NE
                  Olympia, WA  98506

Common Stock      E.A. James Peretti      225,000  (3)      3.5%
                  8613 Paradise Lagoon Drive
                  Lucerne, CA  95458

Common Stock      Bruce Christopher       195,409  (4)      3.0%
                  4892 Ironwood Drive
                  Soquel, CA 95073

Common Stock      H. Tate Holt             87,629  (5)      1.4%
                  240 Wilson Way
                  Larkspur, CA  94939

Common Stock      Officers, Directors
                  and Nominees as a
                  Group (5 persons)     1,645,910          25.6%

(1) Includes (i) 599,558 held in Thompson 1996 Revocable Trust and (ii) options to purchase 156,250 shares at $1.44 expiring on January 1 2006, and 3,551, 3,044, and 2,535, and 1,375 common shares exercisable at $1.58 per share and expiring February 8, 1999, February 8, 1999 February 15, 2000, and December 31, 2000 respectively.

(2)   Includes  (i)  285,625 shares held jointly with spouse, Arlene  Schieber,
      (ii) 8,575 held solely by Mr. Schieber, (iii) 1,075 held solely by Ms. Schieber, of which shares Mr. Schieber disclaims beneficial ownership, and (iv) options to purchase 6,250, 13,750, 6,250, 12,534, and 37,500 common shares all exercisable at $1.44 per share which expire on November 22, 2003, February 15, 2005, December 31, 2005, February 15, 2006, and
      April 30, 2006, respectively.

(3) Options to purchase 225,000 common shares exercisable at $1.44 per share, which expire January 1, 2006.

(4) Includes (i) 136,000 Held jointly with spouse, Christy Hertzberg and (ii) options to purchase 9,375, 12,534, and 37,500 common shares exercisable at $1.44 per share which expire December 31, 2005, February 15, 2006 and April 30, 2006, respectively.

(5) Includes (i) 4,821 held solely by Mr. Holt, and (ii) options to purchase 7,808, 37,500, and 37,500 common shares all exercisable at $1.44 per share which expire on December 15, 2006, April 30, 2006, and April 30, 2006, respectively.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 1995 and 1996, the Company has not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to the knowledge of the Company, any director or executive officer, nominee, five percent beneficial security holder, or any member of the immediate family of the foregoing persons have, or will have a direct or indirect material interest.

                                    PART IV

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

      The following Financial Statements pertaining to the Company are filed as part of this report:

            Report of Independent Accountants               F-1

            Consolidated Balance Sheets                     F-3

            Consolidated Statements of Operations           F-4

            Consolidated Statements of Stockholders' Equity F-5 to F-7

            Consolidated Statements of Cash Flows           F-8

            Notes to Consolidated Financial Statements      F-9 to F-24


       (A) EXHIBITS

The following Exhibits are filed with this report:

     NAME OF EXHIBIT

*     (2.1) Plan and Agreement of Reorganization,  dated  September  30,  1992, entered into with DBS Network, Inc. and certain of its Shareholders which was previously filed in, and is hereby incorporated by reference to, the Company's Current Report on Form 8-K, date of report, December 2, 1992.

*     (3.0) Certificate of Incorporation, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form S-18, No. 33-31868-D, effective May 11, 1990.

*     (3.1) Bylaws, which was previously filed in,  and  is hereby incorporated by reference to, the Company's Registration Statement on Form S-18, No. 33-31868-D, effective May 11, 1990.

      (3.2) Restated  Certificate  of Incorporation, as adopted  on  August  8,
            1996.

*     (4.1) Form of Unit Warrant Agreement,  which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form S-18, No. 33-31868-D, effective May 11, 1990.

*     (4.2) Specimen Stock Certificate.

*     (10.2) Employment Agreement between Fred W.  Thompson  and  DBS  Network,
             Inc., dated September 1, 1992.

*     (10.3) Employment  Agreement  between  Randall L. Smith and JPS Systems,
             Inc., dated July 1, 1993.

*     (10.4) Employment Agreement between Ellen  D.  Coll  and  DBS Industries,
             Inc., dated March 1, 1993.

*     (10.5) Stockholder Line of Credit and Investment Agreement  between  DBSN and Direct Broadcasting Satellite Corporation, dated January 24, 1993.

*     (10.5A) Promissory Note January 29,  1993  executed  by  Direct Broadcast
              Satellite Corporation issued pursuant to Stockholder Line of Credit and Investment Agreement

*     (10.5B) Promissory  Note  April  19,  1993 executed by Direct  Broadcast
              Satellite Corporation issued pursuant to Stockholder Line of Credit and Investment Agreement

*     (10.5C) Promissory  Note  August 1, 1993 executed  by  Direct  Broadcast
              Satellite Corporation issued pursuant to Stockholder Line of Credit and Investment Agreement

*     (10.6)  1993 Incentive Stock Option Plan for DBS Industries, Inc.

*     (10.7)  1993 Non-Qualified Stock Option Plan for Non-Employee Directors
              of DBS Industries, Inc.

*     (10.8)  1993 Non-Qualified Stock  Option  Plan  for  Consultants  of  DBS
              Industries, Inc.

*     (10.9)  Commercial  Lease  and  Sublease  and  Consent  pertaining to
              Mill Valley, California office space.

*     (10.12) Satellite  Construction  Contract, dated as of March  12,  1990, between Direct Broadcast Satellite Corporation and Martin Marietta as successor to General Electric Company, Astro-Space Division.

*     (10.13) Contract Modification No. 1, dated  as  of  March  30,  1992,  to
              Exhibit 10.12.

*     (10.14) Contract  Modification  No. 2, dated as of November 12, 1992, to
              Exhibits 10.12 and 10.13.

*     (10.15) Contract Modification No.  3,  dated  as  of  April  2,  1993, to
              Exhibits 10.12, 10.13 and 10.14.

*     (10.16) Contract  Modification  No.  4,  dated  as  of June 10, 1993, to
              Exhibits 10.12, 10.13, 10.14 and 10.15.

*     (10.17) Contract  Modification  No.  5, dated as of July  30,  1993,  to exhibits 10.12, 10.13, 10.14, 10.15 and 10.16.

*     (10.18) DSAT Sale Agreement incorporated  by  reference  to the Company's
              Current Report on Form 8-K dated July 21, 1994.

*     (10.19) AXION Sale Agreement incorporated by reference to  the  Company's
              Current Report on Form 8-K dated May 16, 1994.

*     (10.20) AXION  Royalty  Agreement  incorporated  by  reference  to  the
              Company's Current Report on Form 8-K dated May 16, 1994.

*     (10.21) Burlingame  Bank  Line  of Credit Agreement comprised of Business
              Loan Agreement and Promissory Note, both dated September 6, 1994.

*     (10.22) Burlingame Bank Line of Credit  Change in Terms Agreement.

*     (10.23) Stock Purchase Agreement  between  Intraspace Corporation and DBS
              Industries, Inc. incorporated by reference to the Company's Current Report on Form 8-K dated 2/01/96.

*     (10.24) DBS Industries, Inc. $3,000,000, Three Year Convertible
              Debenture, Series B due January 12, 1999 incorporated by reference to the Company's Current Report on Form 8-K dated 2/01/96.

*     (10.25) Memorandum of Understanding between ABB Power T&D Company, Inc.
              and Global Energy Metering Service, Inc. dated February 9, 1996.

*     (10.26) Stock purchase Agreement between Seimac Limited and DBS
              Industries, Inc., comprised of Common Stock Exchange Agreement and Shareholders Agreement both dated December 13, 1995.

*     (10.27) DBS Industries, Inc. $1,000,000, Three Year Convertible
              Debenture, Series A due July 1, 1998.

*     (10.28) NACLS Contract No. 95/2475 and Schedule A dated 12/01/95.

*     (10.29) Letter dated November 8, 1996 to Donald H. Gips, Chief,
              International Bureau, Federal Communications Commission, from William L. Fishman, Corporate Counsel to Direct Broadcasting Satellite Corporation.

      (10.30) DBS Industries, Inc. $640,000 Three Year Convertible Debenture,
              Series C, due December 31, 1999.

      (10.31) Employment Agreement between Fred W. Thompson and the Company, dated April 18, 1996.

      (10.32) Employment Agreement between Randall L. Smith and GEMS (the
              Company's subsidiary), dated March 1, 1996.

      (10.33) Employment Agreement between E.A. James Peretti and GEMS (the
              Company's subsidiary) dated April 18, 1996.

      (10.34) 1996 Stock Option Plan.

      (21.1)  List of Subsidiaries of DBS Industries, Inc.


*Previously filed in, and incorporated by reference to, Form 10-K for Fiscal Years July 31, 1993 July 31, 1994, July 31, 1995, and December 31, 1995 or Form 8-K where indicated.



      REPORTS ON FORM 8-K

      Date of Report: January 10, 1997, reporting the merger of Direct Broadcasting Satellite Corporation and EchoStar Communications.

      Date of Report: January 12, 1996, reporting the acquisition of an interest in Continental and change in the Company's fiscal year.

      Subsequent to the acquisition of the interest in Continental, the Company requested financial information from Continental but to date has not received any such financial information. It is the Company's belief that Continental's failure to present its financial information is due to its involvement in the litigation between DBS and Loral.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, duly authorized.

Date:  April 14, 1997                     DBS INDUSTRIES, INC.


                                              FRED W. THOMPSON
                                         By:  Fred W. Thompson, President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.


      NAME                      TITLE                        DATE


FRED W. THOMPSON
Fred W. Thompson                President, Director,         April 14,1997
                                Principal Executive Officer

E.A. JAMES PERETTI
E.A. James Peretti              Director                     April 14,1997


MICHAEL T. SCHIEBER
Michael T. Schieber             Director, Secretary          April 14, 1997


BRUCE CHRISTOPHER               Director                     April 14, 1997
Bruce Christopher


H. TATE HOLT                    Director                     April 14, 1997
H. Tate Holt



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                      DBS INDUSTRIES, INC. AND SUBSIDIARY

                         (A Development Stage Company)



                       CONSOLIDATED FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of DBS Industries, Inc.:


We have audited the accompanying consolidated balance sheets of DBS Industries, Inc. and subsidiary (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1996, the five-month transition period ended December 31, 1995, and the year ended July 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1995 and 1994 financial statements of Direct Broadcasting Satellite Corporation (DBSC), the investment in which is reflected in the accompanying financial statements using the equity method of accounting (see Note 4 to the consolidated financial statements). The Company's investment in DBSC as of December 31, 1995 was $616,002, or approximately 33% of consolidated assets. The Company's equity in DBSC's net losses for the five-month period ended December 31, 1995 and the year ended July 31, 1995 were $56,332 and $81,887, respectively. DBSC's 1995 and 1994 financial statements were audited by other auditors whose report, which includes an explanatory paragraph regarding DBSC's ability to continue as a going concern, has been furnished to us, and our opinion, in so far as it relates to the amounts included for DBSC as of December 31, 1995 and for the five-month period ended December 31, 1995 and the year ended July 31, 1995, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DBS Industries, Inc. and subsidiary as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, the five-month transition period ended December 31, 1995, and the year ended July 31, 1995 in conformity with generally accepted accounting principles.

To the Board of Directors and Stockholders of DBS Industries, Inc.: - 2

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operating activities since inception and will require additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in this note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Francisco, California
March 7, 1997

                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS



                                          December 31,
           ASSETS                       1996         1995



Current assets:
 Cash and cash equivalents              $ 402,588    $   3,743
 Restricted cash                          300,000      300,000
 Prepaid and other current assets          68,944       52,155

       Total current assets               771,532      355,898

Furniture and equipment                    73,277       52,778

Less accumulated depreciation              34,406       21,371

                                           38,871       31,407

Other assets:
 Investments in and advances to
     affiliated companies               1,496,524    1,349,312

 Goodwill, net of accumulated
   amortization of $61,149 and
   $51,543 at December 31, 1996
   and 1995, respectively                  29,841       39,447
Other assets                            2,292,409       62,996

                                        3,818,774    1,451,755

         Total assets                   4,629,177    1,839,060

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
 Convertible debentures                 4,640,000    1,000,000
 Line of credit                           295,000      300,000
 Accounts payable                         960,277      273,713
 Accrued liabilities                      607,070       54,815
 Deferred revenues                        400,000          -

        Total current liabilities       6,902,347    1,628,528

Commitments (Notes 4 and 8).

Stockholders' (deficit) equity:
 Preferred stock, $.0004 par value;
  5,000,000 shares authorized; none
  issued and outstanding                     -            -
 Common stock, $.0004 par value;
  100,000,000 shares authorized;
  5,827,509 and 5,528,039 shares issued
  and outstanding at December 31, 1996
  and 1995, respectively                    2,351        2,232
 Capital in excess of par value         4,605,026    3,448,763
 Warrants                                 112,500          -
 Deficit accumulated during the
  development stage                    (6,908,046)  (3,155,463)
 Less cost of common stock held in
  treasury (51,562 shares as of
  December 31, 1996 and 1995)             (85,000)     (85,000)

          Total stockholders'
            (deficit) equity           (2,273,169)     210,532

            Total liabilities and
             stockholders' (deficit)
             equity                   $ 4,629,177   $1,839,060


The accompanying notes are an integral part of these consolidated financial statements.

                          DBS INDUSTRIES, INC. AND SUBSIDIARY
                             (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF OPERATIONS


                               For the         For the         For the       April 25,
                               Twelve-Month    Five-Month      Twelve-Month  1990
                               Period Ended    Period Ended    Period Ended  (Inception) to
                               December 31,    December 31,    July 31,      December 31,
                               1996            1995            1995          1996

Revenue                        $ 11,420           -            $   13,000    $  161,420
                               --------        --------        ----------    ----------
Costs and operating expenses:

 Cost of revenue                 10,850           -                23,000       127,580

 Selling, general and
   administrative             2,245,588         334,694           693,851     4,990,826

 Research and development     1,078,747         219,143           461,061     1,959,456
                              ---------         -------         ---------     ---------
                              3,335,185         553,837         1,177,912     7,077,862
                              ---------         -------         ---------     ---------
     Loss from operations    (3,323,765)       (553,837)       (1,164,912)   (6,916,442)
                              ---------         -------         ---------     ---------
Other income (expenses):

 Interest, net                 (395,298)        (35,028)           23,869    (  433,786)

 Equity in loss of investees,
  net                           (31,920)        (72,312)         (112,595)   (  331,802)

 Gain on sale of investment         -               -                 -         836,478

 Other, net                         -               -             (27,720)   (   56,634)
                              ---------         --------         --------     ---------
                               (427,218)       (107,340)         (116,446)       14,256
                              ---------         --------         --------     ---------
     Loss before provision
      for income taxes and
      minority interests     (3,750,983)       (661,177)       (1,281,358)   (6,902,186)

Provision for income taxes        1,600           1,700             3,200        14,435
                              ---------         -------          --------     ---------
     Loss before minority
      interests              (3,752,583)       (662,877)       (1,284,558)   (6,916,821)

Minority interests in losses
 of consolidated subsidiaries      -                -                -            8,575
                            ___________       _________        __________   ___________

Net loss                    $(3,752,583)      $(662,877)      $(1,284,558)  $(6,908,046)
                            ===========       =========       ===========   ===========

Net loss per share          $   (0.6484)      $ (0.1233)      $   (0.2411)
                            ===========       =========       ===========

Weighted average number of
 shares of common stock       5,787,185        5,376,991        5,328,334
                            ===========        =========       ==========

                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                          CONSOLIDATED STATEMENTS OF
                        STOCKHOLDERS' EQUITY (DEFICIT)
          for the period from December 31, 1990 to December 31, 1996



                                                                                         Deficit      Total
                                    Common Stock                                         Accumulated  Stock-
                                                     Capital in                          During the   holders'
                                             Par     Excess of                 Treasury  Development  Equity
                                   Shares    Value   Par Value     Warrants    Stock     State        (Deficit)

Balance at December 31, 1990 of
DBSN as restated pursuant to the
merger on December 2, 1992         301,000    $120   $46,375        -          -          $(219,990)   $(173,495)

Issuance of common stock for
professional services at
$.01 to $2.14 per share            520,000     208    47,542                                              47,750

Issuance of common stock for
cash at $.01 to $1.00 per
share                              244,500      98   124,507        -           -         -              124,605

Stock issue costs for the twelve
months ended December 31, 1991        -          -   (15,774)       -           -         -              (15,774)

Net loss for the twelve months
ended December 31, 1991               -          -       -          -           -          (115,339)    (115,339)
                                  --------     ---   -------      ----       -------      ---------     --------

Balance at December 31, 1991     1,065,500     426   202,650        -           -          (335,329)    (132,253)

Issuance of common stock for
cash at $.01 to $1.00 per
share                            1,317,290     527   538,998        -           -              -         539,525

Issuance of common stock for
professional services at
$.01 to $.10 per share             214,240      86    12,338                                  12,424

Issuance of common stock in
payment of stockholder
loans:
  June 1992 at $.01 per share      230,000      92     2,208         -          -               -          2,300

Net loss for the seven months
 ended July 31, 1992                  -          -        -          -          -            (90,750)
                                 ---------   -----   -------      -----      -------        --------      -------
Balance at July 31, 1992         2,827,030   1,131   756,194         -          -           (426,079)     331,246

Shares of Fi-Tek IV, Inc.
from August 3, 1989
(inception) through
December 2, 1992                   817,540     327   155,450          -         -              -           155,777

Issuance of common stock for
cash at $.01 to $3.20 per
share                            1,313,926     527   998,088          -         -              -           998,615

Issuance of common stock for
interest at $5.00 per share         10,000       4     4,996          -         -              -             5,000

Issuance of common stock for JPS
common stock on September 11, 1992
at $.80 per share                   61,447      24    49,134          -         -              -            49,158

Issuance of common stock for
professional services on
September 11, 1992 at $.10
per share                            6,679       3       665           -        -               -               668

Issuance of common stock in
exchange for DBSC common stock
on October 9, 1992 at
$2.00 per share                      6,375      $2    $12,748          -        -               -           $12,750

Redemption of 97,450 common stock
warrants on October 2, 1992 at
$8.00 per share                        -         -    (19,490)         -        -               -           (19,490)

Issuance of common stock on
December 2, 1992 at closing
of acquisition of DBSN as a
finder's fee at $.0004 per share    25,000      10        -            -        -               -                10

Issuance of common stock for
Axion common stock during
March 1993 at $1.60 per share       50,000      20     79,980          -        -               -             80,000

Issuance of common stock for
DBSC common stock on July
2, 1993 at $1.60 per share         133,307      53    213,238          -        -               -            213,291

Stock issue costs for the
period from August 1, 1992
through July 31, 1993                 -          -     (6,374)         -        -               -            ( 6,374)

Net loss for the twelve
months ended July 31, 1993            -          -        -            -        -           (755,040)       (755,040)
                                ----------     ---    -------        ----    --------       --------         -------

Balance  at  July 31, 1993       5,251,303   2,101  2,244,629          -        -         (1,181,119)      1,065,611

Issuance of common stock for
cash at $4.00 per share
(August 1993 through April
1995)                              102,257      41    411,943          -        -               -            411,984

Stock issued in exchange for
46% of JPS stock on
November 19, 1993                    3,379       1     10,137          -        -               -             10,138

Stock issued for professional
services:
 January 28, 1994, at $3.60
  per share                          5,331       2     19,188          -        -                -             19,190
 July 29, 1994, at $2.00
  per share                          3,833       2      7,663          -        -                -              7,665

Stock issued due to exercise of
warrants, at $2.00 per
share (March and April 1994)         2,500       1      4,999          -        -                -               5,000

Stock issued for interest on
July 31, 1994, at $2.00 per
share                                1,000       -     $2,000          -        -                -               2,000

Purchase of shares of common
stock on January 28, 1994,
at $3.20 per share                  (1,563)      -        -            -      ( 5,000)            -              (5,000)

Reacquisition of common stock
pursuant to sale of investment
in Axion in May 1994, at $1.60
per share                          (50,000)      -        -            -      (80,000)            -              (80,000)

Net loss for the twelve months
ended July 31, 1994                    -         -        -            -        -              $(26,909)         (26,909)
                                 ---------     ----    ------      -------   --------        ----------

Balance at July 31, 1995         5,318,039   $2,148  2,700,559     (85,000) (1,208,028)       1,409,679

Stock issued for services:
 November 30, 1994, at
  $1.88 per share                   10,000        4     18,796         -        -                 -                18,800

 May 15, 1995, at
  $2.00 per share                   10,724        4     21,443         -        -                 -                21,447

 July 15, 1995, at
  $1.60 per share                   11,373        5     18,192         -        -                 -                18,197

Net loss for the twelve
months ended July 31, 1995             -          -        -           -        -             (1,284,558)      (1,284,558)
                                 ---------    ------    -------   --------   ---------        ----------

Balance at July  31, 1995        5,350,136     2,161  2,758,990    (85,000) (2,492,586)          183,565

Issuance of common stock
for 1% JPS common stock on
September 21, 1995 at $1.20
per share                            9,450         4      11,336       -        -                 -                11,340

Issuance of common stock
for 20% Seimac Limited common
stock on December 13, 1995 at
$4.00 per share                    165,519        66     662,010       -        -                 -               662,076

Issuance of common stock
for professional services at
$5.60 per share                      2,934         1      16,427       -        -                 -                16,428

Net loss for the five months
ended December 31, 1995                -           -         -         -        -             (662,877)          (662,877)
                                  --------     -----    --------    ------   --------      -----------

Balance at December 31, 1995     5,528,039     2,232   3,448,763       -      (85,000)      (3,155,463)           210,532

Warrants issued on January 13,
1996, to purchase 75,000
shares of common stock for
services rendered at an exercise
price of $7.30 per share               -           -         -       $112,500   -                  -               112,500

Issuance of common stock for cash:
 January 15, 1996, at $4.00
 per share, less noncash
 issuance cost of $63,900          200,000        80      736,020        -      -                  -               736,100

 February 15, 1996, at $5.20
 per share, less noncash
 issuance cost of $19,999           38,462        15      179,988        -      -                  -               180,003

Stock issued for services:
 January 1 - June 30, 1996,
 at $3.75 per share                 22,743         9       85,277        -      -                  -                85,286

 August 15, 1996, at $4.80
 per share                           6,018         2       28,884        -      -                  -                28,886

 September 21, 1996, at $5.60
 per share                           4,821         2       26,996        -      -                  -                26,998

 July 1 - December 31, 1996,
 at $2.00 per share                  7,605         3       15,207        -      -                  -                15,210

 Placement fee associated with
 January 15 and February
 15, 1996, issuances settled
 through issuance of common stock   19,821         8       83,891        -      -                  -                83,899

Net loss for the twelve months
ended December  31, 1996                -          -           -         -      -              (3,752,583)      (3,752,583)
                                  --------      ----     --------     -----  -------           ----------

Balance at December 31, 1996     5,827,509    $2,351   $4,605,026   $112,500 $(85,000)        $(6,908,046)     $(2,273,169)
                                 =========    ======   ==========   ======== ========         ===========

                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     For the                         For the
                                     Twelve-        For the          Twelve-         April 26,
                                     Month          Five-Month       Month           1990
                                     Period Ended   Period Ended     Period Ended    (Inception) to
                                     December 31,   December 31,     July 31,        December 31,
                                     1996           1995             1995            1996

Reconciliation of net loss
to net cash used in operating
activities:

 Net loss                            $(3,752,583)   $(662,877)        $(1,284,558)    $(6,908,046)

 Adjustments to reconcile net loss
  to net cash used in
  operating activities:

  Depreciation and amortization          124,086       11,230              28,323         231,141
  Minority interest's share of net loss        -            -                   -      (    8,575)
  Noncash charges                        268,878       27,768              58,444         434,253
  Equity in loss of investees, net        31,920       72,312             112,595         348,954
  Gain on sale of investment                   -            -                   -       ( 836,478)
  Common stock issued as payment for
   interest                                    -            -                   -           7,000
  Decrease (increase) in accounts
   receivable and other assets            49,416      (43,295)             36,966       (  64,979)
  Increase (decrease) in accounts
   payable and accrued liabilities     1,238,819     (102,014)            354,611       1,582,591
  Increase in deferred revenues          400,000            -                   -         400,000
                                       ---------     --------            --------       ---------
      Net cash used in operating
       activities                     (1,621,464)    (698,876)           (693,619)     (4,814,139)
                                       ---------      -------            --------       ---------
Cash flows from investing activities:

  Proceeds from sale of investment             -            -                   -         900,000
  Purchase of fixed assets               (20,499)     (15,198)             (4,896)     (  105,524)
  Organization costs                           -            -             (12,576)     (   28,526)
  Advances to officer                          -            -                   -      (   31,187)
  Purchase of interest in Continental (2,292,409)           -                   -      (2,292,409)
  Advances to affiliates                 (56,757)     (32,942)            (85,812)     (  214,511)
  Investments in affiliates             (227,029)    (215,000)                  -      (  896,811)
  Net assets of purchased subsidiaries         -            -                   -      (  147,500)
  Cash transferred from Fi-Tek
   IV, Inc. pursuant to the
   merger and reorganization                   -            -                   -         156,648
  Purchase of patents and other                -            -                   -      (   18,251)
  Proceeds from repayment of advances
   to affiliate                                -            -             152,500         152,500
  Cash of divested subsidiary                  -            -                   -      (      277)
                                       ---------      -------             -------       ---------
       Net cash provided by (used in)
        investing activities          (2,596,694)    (263,140)             49,216      (2,525,848)
                                       ---------      -------             -------       ---------
Cash flows from financing activities:

 Proceeds from (payment on) line of
  credit                                  (5,000)        5,000            295,000         295,000
 Restricted cash on line of credit             -             -           (300,000)     (  300,000)
 Issuance of debentures                3,640,000     1,000,000                  -       4,710,000
 Issuance of common stock              1,000,002             -                  -       3,153,516
 Redemption of common stock warrants           -             -                  -      (   19,490)
 Stock issue costs                             -             -                  -      (   57,235)
 Proceeds from stockholders' loans             -             -                  -         293,000
 Payment of debentures                         -       (55,000)                 -      (  125,000)
 Payment of stockholders' loans                -             -                  -      (  202,217)
 Purchase of shares                            -             -                  -      (    5,000)
                                       ---------       -------            -------       ---------
        Net cash provided by (used in)
        financing activities           4,635,002       950,000           (  5,000)      7,742,574
                                       ---------       -------            -------       ---------
        Net increase (decrease) in
         cash                            398,844       (10,016)          (649,403)        402,588

Cash and cash equivalents,
 beginning of period                       3,743        13,759            663,162               -
                                        --------       -------            -------        --------
Cash and cash equivalents,
 end of period                          $402,588        $3,743            $13,759         $402,588
                                        ========       =======            =======        =========
  Supplemental Disclosure of Cash
    Flow Information

Cash paid during the period for:
  Interest                               $40,695        $2,551             $2,949          $ 46,195
                                         =======        ======             ======          ========
Income taxes                             $ 3,200        $    -             $3,200          $ 14,335
                                         =======        ======             ======          ========
Supplemental Disclosures of
Noncash Investing and
Financing Activities (Note 13)


The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization and Basis of Presentation:

These consolidated financial statements include the accounts of DBS Industries, Inc. (the Company), and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

The Company was organized as a Delaware corporation on August 3, 1989. Since inception the Company has been in the development stage. The Company's financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these financial statements. Accordingly, the Company has relied primarily upon obtaining equity capital and debt financing to support its operations.

The Company does not expect revenue to exceed costs and expenses in 1997 and, accordingly, will continue to incur losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing alternatives. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

On January 13, 1996, the Company's Board of Directors approved a one-for-forty reverse stock split of the Company's common stock. The reverse stock split was consummated in February 1996. All shares and per share amounts have been restated to retroactively reflect the reverse stock split.

In connection with the reverse stock split, the Company amended its Articles of Incorporation to decrease its authorized shares of common stock and preferred stock to 100,000,000 and 5,000,000 shares, respectively. Additionally, the par values of the common and preferred stock were increased from $.00001 to $.0004 per share. These changes have also been retroactively reflected in these financial statements.

On September 11, 1992, the Company's subsidiary, DBSN
(dissolved in May 1995), acquired 51% of the voting shares in JPS Systems, Inc. (JPS) pursuant to a Stock Exchange Agreement in exchange for shares of DBSN's common stock which equated to 61,447 shares of the Company's common stock (the fiscal 1993 transaction). In November 1993, the Company acquired, from its president, additional shares of JPS common stock representing 46% of the issued and outstanding stock of JPS, pursuant to a stock exchange agreement in exchange for 3,379 shares of the Company's common stock (the fiscal 1994 transaction). In January 1994, DBSN transferred its 51% interest in JPS to the Company. In January 1995, JPS repurchased shares of its common stock representing 2% of the issued and outstanding common stock of JPS. In May 1995, JPS was dissolved, and all of its assets and liabilities were transferred to a newly created wholly-owned subsidiary of the Company, Global Energy Metering Service, Inc. (GEMS). In November 1995, the Company repurchased shares of the common stock of JPS representing the remaining 1% of the issued and outstanding common stock of its dissolved subsidiary in exchange for 9,450 shares of common stock of the Company. GEMS is a Delaware corporation in the development stage whose primary activity is the development of satellite and radio systems for use in automating the control and distribution of gas and electric power by utility companies.

The results of operations of JPS are included in the accompanying consolidated financial statements since the date of the fiscal 1993 transaction until the date of dissolution. The total purchase price of the fiscal 1994 and 1993 transactions was $10,138 and $49,158, respectively. At the date of the fiscal 1994 and 1993 transactions, JPS had a stockholders' deficit of $64,188 and $4,250, respectively. The excess of the purchase price over the Company's proportionate share of JPS's net asset deficiency at the dates of the fiscal 1994 and 1993 transactions, $39,664 and $51,326, respectively, has been recorded as goodwill and is being amortized using the straight-line method over five years.

In March 1993, the Company acquired 51% of the voting shares in Axion Logistics, Inc. (Axion) pursuant to a stock purchase and exchange agreement in exchange for 50,000 shares of the Company's common stock. In May 1994, the Company repurchased its 50,000 shares in exchange for its entire equity interest in Axion. The original purchase transaction was accounted for as a purchase and, accordingly, the results of operations of Axion are included in the consolidated financial statements from the date of acquisition through the May 1994 repurchase. The 50,000 shares of the Company's common stock were valued at approximately $80,000 at March 1993, the original purchase date, and at May 1994, when the repurchase occurred. The Company recognized no gain or loss in connection with the divestiture. In connection with the Company's divestiture of Axion, the Company assigned a patent back to Axion and, in return, the Company retained a royalty interest in that patent.

The Company's investments in Direct Broadcast Satellite Corporation, E-SAT Corporation and Seimac Limited, in which the Company has ownership interests of 25%, 20% and 20%, respectively, are accounted for using the equity method. The Company's interest in Continental Satellite Corporation is carried at cost (see
Note 4).

As discussed in Note 4, the merger between Echostar
Communications Corporation and Direct Broadcast Satellite
Corporation became effective on January 8, 1997. In connection with this transaction, the Company will record a gain of approximately $6,200,000 in its first quarter of 1997. Had this transaction occurred as of December 31, 1996, the Company's total assets and stockholders' equity would have been approximately $10,800,000 and $3,900,000, respectively.

2.    Summary of Significant Accounting Policies:

Hereafter, unless otherwise specified, all references to the "Company" include, DBS Industries, Inc. and its wholly-owned subsidiary.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents:

The Company considers all money market instruments and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash:

Restricted cash relates to a minimum $300,000 bank balance that is required as security for the Company's line of credit.

Depreciation and Amortization:

Furniture and equipment are depreciated over the estimated useful lives of the assets ranging from five to seven years using the straight-line method of depreciation. When assets are disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized in the year of disposal.

Goodwill:

Goodwill is amortized using the straight-line method over five years. Amortization expense charged to operations for the year ended December 31, 1996, the five-month period ended
December 31, 1995, and the year ended July 31, 1995 was $9,606,
$7,583, and $18,996, respectively.

Income Taxes:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net Loss Per Share:

Net loss per share (LPS) is computed based on the weighted average number of shares outstanding during each period presented. Common stock equivalents representing options and warrants are excluded from the LPS calculation as they have the effect of decreasing LPS.

Statement of Cash Flows:

In the year ended July 31, 1995, the Company changed its cash flows reporting from the direct method to the indirect method. The change has been retroactively applied to all periods presented

Recently Issued Accounting Pronouncements:

In February 1997, Statement of Financial Accounting
Standards No. 128, Earnings Per Share (FAS 128), was issued and is effective for the Company's year ending December 31, 1997.
The Company has not determined the impact of FAS 128 on its earnings per share.

Reclassifications:

Certain prior period balances have been reclassified to conform to the current year's presentation. Such reclassifications had no impact on net loss or stockholders'
(deficit) equity as previously reported.

3.    Change in Fiscal Year:

The Company changed its fiscal year end from July
31 to December 31, effective January 1, 1996. The five-month period ended December 31, 1995 (Transition Period), is presented within the body of the Company's financial statements.
Comparative condensed income statement data is as follows:

                                Five Months Ended
                                December 31, 1994
                                (Unaudited)

Revenue                         $       13,000

Loss from operations                  (491,000)

Other expense                          (48,500)

Net loss                              (541,000)
                                 -------------
Net loss per share               $     (0.1017)
                                 =============
Weighted average number of
shares of common stock               5,320,065
                                 =============

4.    Investments in and Advances to Affiliated Companies:

Following is a summary of the Company's significant investment activities:

Direct Broadcasting Satellite Corporation (DBSC):

DBSC is one of nine permittees of the Federal
Communications Commission (FCC) for Direct Broadcast Satellite
(DBS) services. As of December 31, 1996 and 1995, the Company owned approximately 25% of the common stock of DBSC. The Company accounts for its investment using the equity method. The Company's total investment in DBSC as of December 31, 1996 and December 31, 1995 was $539,080 and $616,002, respectively.

The Company's investment in DBSC consists of both cash and noncash transactions. During July 1992, the Company purchased 60,000 shares of DBSC's common stock for $120,000 in cash which represented approximately 6.9% of DBSC's issued and outstanding shares of common stock as of July 31, 1992. During fiscal year 1993, the Company purchased 187,800 shares of DBSC's common stock for $364,725 in cash and 6,375 shares of the Company's common stock valued at $12,750. Additionally, in fiscal year 1993, the Company entered into an exchange agreement, whereby the Company exchanged 133,307 shares of its common stock for 133,307 shares of DBSC's common stock valued at $213,291.

In October 1995, the Company acquired 20,000 additional shares of DBSC common stock for $165,000 in cash. This investment increased the Company's ownership position to approximately 25%.

On November 15, 1994, DBSC entered into a Stock
Purchase Agreement with EchoStar Communications Corporation (Echostar) which provides for DBSC to issue 583,250 shares of authorized and unissued common stock for total consideration of $4,109,905 consisting of $2,960,000 in cash and the cancellation of certain notes payable totaling $625,000, and the related accrued interest totaling $524,905, as of March 31, 1994. Additionally, the agreement has granted Echostar certain further rights, subject to certain future events that have not yet occurred and may or may not occur.

On December 21, 1995, DBSC and Echostar agreed to a
merger, subject to government approval. Under the terms of the merger agreement, (1) both parties agreed to merge DBSC into a wholly owned subsidiary of Echostar, and (2) DBSC shareholders will be entitled to receive at their option, $7.99 in cash or
 .67417 shares of Echostar common stock for each of the 973,148 DBSC shares not already owned by Echostar. At December 31, 1996, the Company owned 401,107 shares of the common stock of
DBSC.   The requisite government approvals were obtained and the
merger consummated on January 8, 1997. On January 23, 1997, the Company elected to exchange all of its 401,107 DBSC shares for 270,414 shares of Echostar common stock which was valued at $25.00 per share as of January 8, 1997, the effective date of the merger. In connection with this transaction, the Company will record a gain of approximately $6,200,000 in its first quarter of 1997.

Following is a summary of DBSC's financial position as of December 31, 1996 and 1995:

                                December 31,      December 31,
                                1996              1995
                                (Unaudited)

Current assets                $    20,046         $    366,009

Other assets                   52,373,192           18,820,254
                               ----------           ----------

       Total assets           $52,393,238         $ 19,186,263
                              ===========         ============
Current liabilities           $   186,748         $  1,547,282

Long-term debt                 50,887,763           16,010,082

Stockholders' equity            1,318,727            1,628,899
                              -----------         ------------
      Total liabilities and
      stockholders' equity    $52,393,238         $ 19,186,263
                              ===========         ============

DBSC's losses for the year ended December 31, 1996
(unaudited) and the nine-month period ended December 31, 1995 amounted to $310,172 and $227,479, respectively.

The Company's equity in losses of DBSC was $76,922, $56,332 and $81,887 for the year ended December 31, 1996, the five-month period ended December 31, 1995, and the year ended July 31, 1995, respectively. The equity in losses for the year ended July 31, 1995 was based on DBSC's fiscal year ended March 31, 1995. Effective April 1, 1995, DBSC changed its fiscal year to December 31 from March 31. The equity in losses for the years ended December 31, 1996 and July 31, 1995 were recorded in the respective fourth quarters and the equity in losses for the five-month period ended December 31, 1995 was recorded in December 1995 when financial information became available.

E-SAT Corporation (E-SAT):

In October 1994, the Company and EchoStar formed E-SAT for the purpose of filing with the FCC for a low earth orbit satellite system. E-SAT filed with the FCC on November 16, 1994. The Company holds a 20% interest in E-SAT. The Company's total investments in and advances to E-SAT were $127,265 and $70,893 as of December 31, 1996 and 1995, respectively. The investment is accounted for using the equity method. The Company's equity in losses of E-SAT for the year ended December 31, 1996, the five-month period ended December 31, 1995, and the year ended July 31, 1995 were $385, $17,152 and $30,708, respectively. The equity in losses for the years ended December 31, 1996 and July 31, 1995 was recorded in the respective fourth quarters and the equity in losses for the five-month period ended December 31, 1995 was recorded in December 1995 when financial information became available. As of December 31, 1996, the Company had a receivable of $227,029 from Echostar which represents the excess of advances to date to E-SAT in excess of its proportionate 20% share of its investee's financing requirements.

Seimac Limited:

On November 30, 1995, the Company acquired 232,829
shares representing 20% of the voting shares of common stock of Seimac Limited, a Canadian company, pursuant to a stock purchase and exchange agreement in exchange for 165,519 shares of common
stock of the Company, valued at $662,010.   The Company's
investment of $662,010 was $464,255 in excess of the Company's proportionate share of the net book value of Seimac as of November 30, 1995. This excess is being amortized over a period of five years. The amortization of this excess book value amounted to $92,851 for the year ended December 31, 1996. This investment is accounted for using the equity method.

For the year ended December 31, 1996 and the five-month period ended December 31, 1995, the Company has recorded its proportionate share of Seimac Limited's net income of $45,387 and $1,172, respectively. The Company's investment in Seimac Limited as of December 31, 1996 was $618,046.

Following is a summary of Seimac's unaudited financial position as of December 31, 1996 and 1995 and its unaudited results of operation for the year ended December 31, 1996 and the one month ended December 31, 1995:

                            December 31, 1996         December 31, 1995
                            (Unaudited)

Current assets              $  1,201,477              $ 1,008,133

Other assets                   1,352,364                1,480,196
                            ------------              -----------
      Total assets          $  2,553,841              $ 2,488,329
                            ============              ===========
Current liabilities         $    469,421              $   254,969

Long-term debt                   597,407                  730,987

Shareholders' equity           1,487,013                1,502,373
                            ------------              -----------
                            $  2,553,841              $ 2,488,329
                            ============              ===========
Net sales                   $  1,607,128              $   146,500
                            ============              ===========
Net income                  $    226,935              $       858
                            ============              ===========


Continental Satellite Corporation (Continental):

On January 12, 1996, the Company entered into a stock purchase agreement with a third party (the Seller) to acquire 72,030 shares of common stock of Continental in exchange for approximately $2,300,000 in cash. A $50,000 advance was paid to the seller in December 1995 and is accounted for as a non-current other asset as of December 31, 1995. Continental has received one of the nine DBS licenses awarded by the FCC.

In connection with this agreement, the Company issued a three-year, Series B convertible debenture (Note 7) to Echostar on January 12, 1996 for proceeds of $3,000,000.

On January 22, 1996, Loral Aerospace Holdings, Inc., a Continental common shareholder (the plaintiff), filed a complaint in the Superior Court of the State of California against Continental and its shareholders alleging that the common shares purchased by the Company were improperly issued and, therefore, should be voided. On May 16, 1996, the Court ruled that the Continental shares were invalidly issued. However, the Court also ruled that the Company was not without equitable remedy and allowed the Company to commence an action against Loral. The Court is in the process of determining the Company's equitable interest in the Continental's DBS License, if any.

5.    Notes Payable:

During 1994, the Company entered into bridge loan note agreements with three individuals who are stockholders and in some cases directors or officers of the Company pursuant to which they loaned the Company $116,550. These notes were unsecured and bore interest at 8% per annum and were payable within six months. In August 1995, the Company repaid the remaining balance of $55,000.

6.    Line of Credit:

The Company has a $300,000 line of credit with a bank.
The line is collateralized by a $300,000 certificate of deposit and expires on September 5, 1997. As of December 31, 1996, $295,000 was outstanding on the line, at an interest rate of 6.45% (certificate of deposit rate plus 1.25%). The Company believes that the carrying value of this debt approximates market value given the short maturity and required collateral.

7.    Convertible Debentures:

On July 1, 1995, the Company issued Convertible
Debenture 1995 Series A to the majority shareholder of E-SAT, EchoStar, and received $1,000,000 in proceeds pursuant to this issuance in August 1995. Interest on the debt accrues, and is payable, quarterly at prime plus 2% for a period of three years.
 As collateral for the loan, Echostar has a security interest in 125,000 shares of DBSC common stock and 2,000 shares of E-SAT common stock held by the Company.

On January 12, 1996, the Company issued a three-year
Series B Convertible Debenture to Echostar for proceeds of $3,000,000. Interest terms are similar to those of the Series A Convertible Debenture discussed above. As collateral for the loan, Echostar has a security interest in 72,030 shares of common stock of Continental and 200,000 shares of common stock of DBSC held by the Company.

On December 5, 1996, the Company issued a three-year
Series C Convertible Debenture to Echostar for proceeds of $640,000. Interest terms are similar to those of the Series A Convertible Debentures discussed above. As collateral for the loan, Echostar has a security interest in the remaining 76,107 shares of common stock of DBSC held by the Company.

At the end of the respective three-year periods, the principal and unpaid accrued interest on the above debentures is due and payable.

The Holder of these Debentures has the right at any time prior to the respective due dates, to convert the outstanding principal amount of the Debentures into shares of common stock of the Company at a conversion rate of $4.00 per share, subject to adjustment for certain dilutive transactions.

The Company classified all borrowings under the above convertible debentures as current liabilities due to the Company's default in connection with the required quarterly payment of accrued interest.

The interest payable to Echostar under the aforementioned debentures amounted to $405,794 and $27,020 as of December 31, 1996 and 1995, respectively.


8.    Commitments:

Operating Leases:

The Company and its wholly-owned subsidiary, GEMS, lease their facilities under noncancelable operating leases which run concurrently and expire in March 2000. Minimum future rental payments under the leases, are as follows:

        Year Ending December 31,
               1997             $     68,347
               1998                   68,130
               1999                   68,130
               2000                   11,355

                               $     215,962

Total rent expense was $74,808, $31,900 and $49,475 for the year ended December 31, 1996, the five-month period ended
December 31, 1995 and for the year ended July 31, 1995, respectively.

Satellite Transmission Contract:

In October 1995, the Company entered into a long term contract with a satellite transmission provider under which, the Company was to utilize Satellite transmission capabilities during the period from March 1996 through February 2001. In May 1996, the Company terminated this contract. Payments made by the Company during fiscal 1996 and the five month period ended December 31, 1995 were approximately $51,000 and $30,000, respectively.

9.    Stockholders' Equity:

Common Stock:

The Company's Certificate of Incorporation, as amended in February 1996, authorizes the issuance of 100,000,000 shares of common stock with a par value of $.0004 per share. Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the Certificate of Incorporation.

Preferred Stock:

The Company's Certificate of Incorporation, as amended in February 1996, authorizes the issuance of 5,000,000 shares of preferred stock with par value of $.0004 per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company as of December 31, 1996.

Nonemployee Stock Warrants:

On January 13, 1996, the Company issued warrants for the purchase of 75,000 shares of the Company's common stock at an exercise price of $7.30. These warrants were issued for services rendered and are exercisable through January 2006. As of December 31, 1996, none of these warrants have been exercised.

Employee Stock Options and Warrants:

On February 15, 1996, the Company adopted the 1996
Stock Option Plan (the 1996 Plan) to consolidate its three existing plans. Provisions of the 1996 Plan are substantially similar to those of the earlier plans. The overall purpose of the 1996 plan is to advance the long-term interest of the Company by motivating its employees, directors and consultants with the opportunity to obtain an equity interest in the Company and to attract and retain such persons upon whose judgments the success of the Company largely depends.

Eligible employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price generally not less than 100% and 85% of the fair market value of the common stock on the date of the grant of incentive stock options and nonstatutory stock options, respectively. The 1996 Plan allows for the issuance of a maximum of 1,650,000 shares of the Company's common stock. This number of shares of common stock has been reserved for issuance under the 1996 Plan. The options granted under the 1996 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over (i) one year in the case of directors and consultants, and (ii) up to a five-year period in the case of employees. Shares sold under the 1996 Plan are subject to various restrictions as to resale.

Information with respect to activity under these plans as consolidated in the 1996 Plan is set forth below:

                  Outstanding Options and Warrants
                                                                       Weighted
                                                                       Average
                                  Number of   Price Per    Aggregate   Exercise
                                  Shares      Share         Price      Price

Balance, July 31, 1994            28,580      $0.40-$4.00  $ 87,320    $3.06

  Options and warrants granted    91,080      $2.00         125,000     2.00
  Options exercised                    -                -         -        -
  Options terminated                   -                -         -        -
                                  ------      -----------   -------    -----
Balance, July 31, 1995            91,080      $0.40-$4.00   212,320     2.33

Options and warrants granted      71,501       1.60-6.00    340,156     4.76

Options exercised                      -               -          -        -

Options terminated                     -               -          -        -
                               ---------      ----------  ---------    -----
Balance, December 31, 1995       162,581       0.40-6.00    552,476     3.40

 Options granted               1,017,535       4.75-5.60  5,241,115     5.15
 Options exercised                     -               -          -        -
 Options terminated                    -               -          -        -
                               ---------     ----------- ----------    -----
Balance, December 31, 1996     1,180,116     $0.40-$6.00 $5,793,591    $4.91
                              ==========     =========== ==========    =====

The following table summarizes information with respect to stock options and warrants outstanding at December 31, 1996:

       Options and Warrants Outstanding Options and Warrants Exercisable

                                                                     Options and Warrants
                      Options and Warrants Outstanding               Exercisable

                                 Weighted Average     Weighted                   Weighted
                  Number of      Remaining            Average      Number        Average
Range of          Outstanding    Contractual Life     Exercise     Exercisable   Exercise
Exercise Price    at 12/31/96    (years)              Price        at 12/31/96   Price

$ 0.40                2,500       9.00                $0.40          2,500       $0.40

$ 1.60 - $3.00      106,080       7.00                $2.04         86,419       $2.06

$ 4.75 - $6.00    1,071,536       9.25                $5.17        500,590       $4.48

$ 1.60 - $6.00    1,180,116       9.10                $4.91        587,009       $4.25


The following information concerning the Company's stock option plans is provided in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation" (SFAS 123). The Company accounts for such plans in accordance with APB No. 25 and related interpretations.

The weighted average fair value of the options and warrants granted or modified for the year ended December 31, 1996, the five-month period ended December 31, 1995, and the year ended July, 31, 1995 was $4.62, $4.27, and $1.78, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

 Risk free interest rate           6.11%

 Expected life                     5.5 years

 Volatility                        104%

 Dividend yield                    -

The following pro forma net loss information has been prepared following the provision of SFAS 123:

                                    For the       For the       For the
                                    Twelve-Month  Five-Month    Twelve-Month
                                    Period Ended  Period Ended  Period Ended
                                    December 31,  December 31,  July 31,
                                    1996          1995          1995

Net Loss             As Reported    $(3,752,583)  $(662,877)    $(1,284,558)

                     Pro forma      $(5,916,026)  $(700,790)    $(1,344,755)

Net loss per share   As Reported    $(0.6484)     $(0.1233)     $(0.2411)

                     Pro forma      $(1.0223)     $(0.1303)     $(0.2524)

In February 1997, the Company completed a stock option repricing program in which 1,119,646 stock options, originally issued with exercise prices ranging from $1.60 to $6.00 per share, were reissued with an exercise price of $1.44 per share, which approximated fair market value.

10.   Related Party Transactions:

On September 11, 1992, as discussed in Note 1, the
Company acquired from its president and other individuals 51% of the voting shares in JPS.

On November 19, 1993, the Company acquired, from its president, additional shares of JPS common stock representing
46% of the issued and outstanding stock of JPS, pursuant to a stock exchange agreement in exchange for 3,379 shares of the Company's common stock valued at $10,137.

Refer to notes 4 (DBSC and E-SAT) and 7 for disclosures regarding transactions with EchoStar.

In August 1995, the Company entered into consulting agreements with two directors of the Company. The Company incurred approximately $29,000 and $31,000 in consulting expenses in connection with these agreements during the year ended December 31, 1996 and the five-month period ended December
31, 1995, respectively.

11.   Income Taxes:

The components of the provision for income taxes for all periods presented relate to current state taxes.

The estimated tax effect of significant temporary differences and carryforwards that gave rise to deferred income tax assets as of December 31, 1996 and 1995 is as follows:

                           December 31, 1996        December 31, 1995
                           Federal      State       Federal     State

Deferred tax liability        -           -            -          -

Deferred tax assets:

Net operating loss
 carryforwards            $1,700,000    $165,000    $731,000     $79,000

Research and development
 credit carryforwards         79,000      35,000      47,000      22,000

Excess of tax over book
 basis of investments,
 and other deferred
 compensation                300,000      55,000      45,000       8,000
                           ---------     -------     -------     -------
Net deferred tax assets    2,079,000     255,000     823,000     109,000

Valuation allowance       (2,079,000)   (255,000)   (823,000)   (109,000)
                           ---------     -------     -------     -------
Net deferred tax                -           -            -           -
                           =========     =======     =======     =======

Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets. The increase in the valuation allowance was approximately $1,402,000, $219,000 and $507,000 during the year ended December 31, 1996, the five-month period ended December 31, 1995, and the year ended July 31, 1996, respectively.

As of December 31, 1996, the Company has net operating loss carryforwards of approximately $5,000,000 and $2,700,000 for federal income tax purposes and California state franchise tax purposes, respectively. The Company has also research and development credit carryforwards of $79,000 and $35,000 for federal income tax purposes and California state franchise tax purposes, respectively. Such carryforwards expire in varying amounts between 1997 and 2011.

As a result of changes enacted by the 1986 Tax Reform
Act, utilization of net operating loss and tax credit carryforwards may be limited due to equity transactions occurring on or after May 6, 1986.

12.   Concentration of Credit Risk:

The Company periodically maintains cash balances at banks in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

Sales to one customer represented all Company sales in the years ended December 31, 1996 and July 31, 1995.

13.   Supplemental Disclosures of Noncash Investing and Financing Activities:

During the year ended July 31, 1995, the Company issued
32,097 of its shares of common stock to certain individuals in consideration for services rendered. These shares were valued at $58,444.

During the five-month period ended December 31, 1995, the following noncash activities occurred:

The Company issued 9,450 of its shares of common stock in exchange for the acquisition of the final 1% of JPS it did not already own. These shares were valued at $11,340.

The Company issued 165,519 of its shares of common stock in exchange for a 20% interest in the common stock of Seimac
Limited, a Canadian company. These shares were valued at $662,076.

The Company issued 2,934 of its shares of common stock to a certain individual in consideration for services rendered.
These shares were valued at $16,428.

During the year ended December 31, 1996, the following noncash activities occurred:

The Company issued 41,187 of its shares of common stock to certain individuals in consideration for services rendered.
These shares were valued at $ 156,380.

The Company issued warrants to certain individuals in consideration for services rendered. These warrants were valued at $112,500.

The Company issued 19,821 shares of common stock to certain individuals for services rendered in connection with the placement of the January and February 1996 sales of the Company's common stock. These services were valued at $83,899 and were offset against the proceeds.