Form 10QSB
period 1997-03-31
DBS INDUSTRIES INC
filed 1997-05-22
CIK 857502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

                          Commission file no. 0-28348


                               DBS INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                  84-1124675
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

      100 Shoreline Highway, Suite 190A
             MILL VALLEY, CA.                   94946        (415) 380-8055
  (Address of principal executive offices)     (Zip Code)    (Registrant's
                                                             telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Securities                             Shares Outstanding
Common Stock, $.0004 Par Value                  as of  April 30, 1997
                                                      5,833,204


                Transitional Small  Business Disclosure Format:

                            YES: ______   NO:    X

                                     INDEX



PART I - FINANCIAL INFORMATION

                                                                         PAGE
ITEM  1. Financial Statements

 Condensed  Consolidated Balance Sheets:
 As of  March 31, 1997 (unaudited) and December 31, 1996 (audited)        3

 Condensed Consolidated Statements of Operations (unaudited):
 For the Three Months Ended March 31, 1997 and March 31, 1996
 and  for the period from April 25, 1990 (Inception)  to  March  31,
 1997                                                                     4

 Condensed Consolidated Statements of Cash Flows (unaudited):
 For the Three Months Ended March 31, 1997 and March 31, 1996
 and for  the  period  from  April 25, 1990 (Inception) to March 31,
 1997                                                                     5

 Notes to Condensed Consolidated Financial Statements                     6


ITEM  2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9



PART II - OTHER INFORMATION


ITEM  1. Legal Proceedings                                               10

ITEM  2. Changes in Securities                                           10

ITEM  3. Defaults Upon Senior Securities                                 10

ITEM  4. Submission of Matters to a Vote of Security Holders             10

ITEM  5. Other Information                                               10

ITEM  6. Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                               11

                   DBS INDUSTRIES, INC. AND SUBSIDIARY
                     (A Development Stage Company)
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                           March 31         December
                                           1997             1996
                                           (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                $           0      $    402,588
  Restricted cash                                300,000           300,000
  Prepaid and other current assets                86,600            68,944
                                           -------------      ------------
    Total current assets                         386,600           771,532
                                           -------------      ------------
Furniture and equipment (at cost)                 73,277            73,277
Less accumulated depreciation                     37,581            34,406
                                           -------------      ------------
                                                  35,696            38,871
                                           -------------      ------------
Other assets:
  Investments in and advances to
     affiliated companies                        912,649         1,496,524
  Goodwill, net of accumulated amortization of
    $61,778 and $61,149 respectively              29,212            29,841
  Other assets including restricted equity
    securities in EchoStar Communications
                                               7,839,396         2,292,409
                                           -------------       -----------
                                               8,781,257         3,818,774
                                           -------------       -----------
      Total assets                           $ 9,203,553       $ 4,629,177
                                           =============       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Bank overdraft                             $    44,110       $         -
  Accounts payable                               934,883           960,276
  Unearned revenue                               400,000           400,000
  Line of Credit                                 295,000           295,000
  Accrued liabilities                            753,066           607,070
  Convertible debentures                       4,640,000         4,640,000
                                              ----------        ----------
    Total current liabilities                  7,067,059         6,902,346
                                              ----------        ----------

Stockholders' equity (deficit):
  Preferred stock                                      -                 -
  Common stock                                     2,355             2,351
  Capital in excess of par value               4,625,022         4,605,026
  Warrants                                       112,500           112,500
  Net unrealized loss on marketable equity
    securities                                (1,216,863)                -
  Deficit accumulated during the development
    stage                                     (1,301,520)       (6,908,046)
  Treasury stock                                 (85,000)          (85,000)
                                              ----------        ----------
    Total stockholders' equity (deficit)       2,136,494        (2,273,169)
      Total liabilities and stockholders'
         equity (deficit)                    $ 9,203,553       $ 4,629,177
                                             ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DBS INDUSTRIES, INC. AND SUBSIDIARY
                       (A Development Stage Company)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                               Three Months Ended             April 25, 1990
                               March 31                       (Inception) to
                                                              March 31,


                               1997            1996           1997


Revenue                        $       -       $       -      $     161,420
                               ---------       ---------      -------------
Cost and operating expenses:
 Cost of revenue                       -               -            127,580
 General and administrative      368,592         744,291          5,359,418
 Research and development        118,137         469,242          2,077,593
                               ---------       ---------       ------------
                                 486,729       1,213,533          7,564,591
                               ---------       ---------       ------------
   Loss from operations         (486,729)     (1,213,533)        (7,403,171)
                               ---------       ---------       ------------

Other income (expense):
 Interest, net                  (128,015)        (84,142)          (561,801)
 Equity in loss of investees,
   net                                 -               -           (331,802)
 Gain on sale of investment            -               -            836,478
 Gain on marketable equity
   securities                  6,221,270               -          6,221,270
 Other, net                            -               -            (56,634)
                               ---------       ---------        -----------
                               6,093,255         (84,142)         6,107,511
                               ---------       ---------        -----------
  Profit before provision for
   income taxes and minority
   interests                   5,606,526      (1,297,675)        (1,295,660)

Provision for income taxes             -           1,600             14,435
                               ---------       ---------         ----------
   Profit (loss) before
    minority interests         5,606,526      (1,299,275)        (1,310,095)

Minority interests in income
 (loss) of consolidated
 subsidiaries                          -               -              8,575
                              ----------     -----------        -----------
   Net income (loss)          $5,606,526     $(1,299,275)       $(1,301,520)
                              ==========     ===========        ===========

Net income (loss) per share   $     0.95     $     (0.23)
                              ==========     ===========

Weighted average number of
  shares of common stock       5,892,447       5,697,188
                              ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DBS INDUSTRIES, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)


                                       Three Months Ended       April 25, 1990
                                       March 31                 (Inception) to
                                                                March 31,
                                       1997        1996         1997


Net cash used in operating activities  $( 466,698) $(1,294,940) $ (5,280,836)
                                       ----------   ----------  ------------
Cash flows from investing activities:
 Proceeds from sale of investment               -            -       900,000
 Purchase of fixed assets                       -      (19,483)     (105,524)
 Organization costs                             -            -       (28,526)
 Investment to affiliates                       -            -      (896,811)
 Advances to affiliates                         -            -      (214,511)
 Proceeds from affiliate advances               -            -       152,500
 Advances to officer                            -            -       (31,187)
 Purchase of investments                        -   (2,292,409)   (2,292,409)
 Net assets of purchased subsidiaries           -            -      (147,500)
 Cash transferred from Fi-Tek IV, Inc.
  pursuant to the merger and
  reorganization                                -            -       156,648
 Cash of divested subsidiary                    -            -          (277)
 Purchase of patents                            -            -       (18,251)
                                        ---------    ---------     ---------
Net cash used by investing activities           -   (2,311,892)   (2,525,848)
                                        ---------    ---------     ---------

Cash flows from financing activities:
 Bank overdraft                            44,110            -        44,110
 Proceeds from credit line                      -            -       295,000
 Restricted cash on credit line                 -            -      (300,000)
 Issuance of debentures                         -    3,000,000     4,710,000
 Issuance of common stock                  20,000    1,000,002     3,173,516
 Redemption of common stock warrants            -            -       (19,490)
 Stock issue costs                              -            -       (57,235)
 Purchase of shares                             -            -        (5,000)
 Payment of debentures                          -            -      (125,000)
 Proceeds from stockholders' loans              -            -       293,000
 Payment of stockholders' loans                 -            -      (202,217)
                                        ---------    ---------     ---------
Net cash provided by financing activities  64,110    4,000,002     7,806,684
                                        ---------    ---------     ---------

Net increase (decrease) in cash          (402,588)     393,170             -

Cash and cash equivalents,
 beginning of period                      402,588        3,743             -
                                        ---------    ---------      --------
Cash and cash equivalents,
 end of period                         $        -  $   396,913   $         -
                                       ==========   ==========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:   UNAUDITED INTERIM FINANCIAL STATEMENTS

      The information presented in these condensed consolidated financial statements of DBS Industries, Inc. (DBSI or the Company) and its wholly owned subsidiary, Global Energy Metering Services, Inc., (the subsidiary) is unaudited. These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing alternatives. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

      The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at March 31, 1997, and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the interim period presented are not necessarily indicative of expected results for the full fiscal year.

      Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in DBSI's 1996 Annual Report to Shareholders.

NOTE 2:  EQUITY IN INCOME & LOSSES OF INVESTEES

      The financial statements of the Company for the three months ended March 31, 1997 do not reflect the Company's equity in income or losses of ESAT Corporation, or Seimac Limited. The net equity in such income or losses is not material to the Company's financial position at March 31, 1997, or its results of operations for the three months then ended.

NOTE 3:   OTHER ASSETS

      On January 12, 1996, the Company acquired 72,030 shares of the common stock of Continental Satellite Corporation (Continental) for approximately $2.3 million from the seller of the shares. On January 22, 1996, a Continental shareholder, Loral Aerospace Holdings Inc., filed a lawsuit in the Superior Court in and for the County of Santa Clara, State of California, alleging that the shares issued to the seller and acquired by the Company should be voided as they were invalidly issued. On May 16, 1996, the court ruled that the Continental shares issued to the seller and purchased by the Company were invalidly issued. However, the court ruled that the Company was not without remedy and allowed the Company to commence an action against Loral Aerospace Holdings Inc.

      On April 21, 1997, the Superior Court of Santa Clara County awarded the Company damages of approximately $4.1 million, plus 50 percent annual interest. It is not known at this time whether or not an appeal will be filed by Loral Aerospace Holdings Inc.

      On December 21, 1995, DBSC and EchoStar agreed to a merger, subject to government approval. Under the terms of the merger agreement, (1) both parties agreed to merge DBSC into a wholly owned subsidiary of EchoStar, and (2) DBSC shareholders will be entitled to receive at their option, $7.99 in cash or .67417 shares of EchoStar common stock for each of the 973,148 DBSC shares not already owned by EchoStar. At December 31, 1996, the Company owned 401,107 shares of the common stock of DBSC. The requisite government approvals were obtained and the merger consummated on January 8, 1997. On January 23, 1997, the Company elected to exchange all of its 401,107 DBSC shares for 270,414 shares of EchoStar common stock

                    DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3:  OTHER ASSETS, continued

      which  was  valued  at $25.00 per share as of January  8,  1997,  the
      effective date of the  merger.   In connection with this transaction,
      the Company has recorded a gain of $6,221,270. In accordance with Statement of Financial Accounting Standards No. 115 (Accounting For Certain Investments In Debt And Equity Securities), the Company classifies this investment as "available for sale," and therefore recorded the unrealized loss as of March 31, 1997, of $1,216,863 as a separate component of shareholders' equity (deficit).

NOTE 4:  UNEARNED REVENUE

      The Company's wholly owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. These milestone payments are refundable if the contractee does not qualify GEMS' automatic meter reading system, tentatively scheduled for the third quarter, 1997. As of March 31, 1997, the $400,000 in milestone payments received are reported as unearned revenue on the accompanying balance sheets.

NOTE 5:   CONVERTIBLE DEBENTURES

      On July 1, 1995, the Company issued Convertible Debenture 1995 Series A to the majority shareholder of E-SAT, EchoStar, and received $1,000,000 in proceeds pursuant to this issuance in August 1995. Interest on the debt accrues, and is payable, quarterly at prime plus 2% for a period of three years. Collateral for the loan is a security interest in 84,271 shares of EchoStar common stock and 2,000 shares of E-SAT common stock held by the Company.

      On  January  12,  1996,  the  Company  issued  a  three-year Series B
      Convertible Debenture to EchoStar for proceeds of $3,000,000. Interest terms are similar to those of the Series A Convertible Debenture discussed above. Collateral for the loan is a security interest in 72,030 shares of common stock of Continental and 134,834 shares of common stock of EchoStar held by the Company.

      On December 5, 1996, the Company issued a three-year Series C Convertible Debenture to EchoStar for proceeds of $640,000. Interest terms are similar to those of the Series A Convertible Debentures discussed above. Collateral for the loan is a security interest in the remaining 51,309 shares of common stock of EchoStar held by the Company.

      On April 1, 1997, the Company issued one-year Series D Convertible Debentures to private investors for proceeds of $32,501. Interest terms are similar to those of the Series A Convertible Debentures discussed above. Approximately 18,572 shares of Company common stock are being used as collateral.

      On May 8, 1997, the Company issued a one-year Series E Convertible Debenture to a private investor for proceeds of $75,000. Again, interest terms are similar to those of the Series A Convertible Debentures. Collateral for the loan is a security interest of 75,000 shares of Company common stock.

      The Company classified all borrowings under the above convertible debentures as current liabilities due to the Company's default in connection with the required quarterly payment of accrued interest.

                    DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6:  EMPLOYEE STOCK OPTIONS

      In February 1997, the Company completed a stock option repricing program in which 1,119,646 stock options, originally issued with exercise prices ranging from $1.60 to $6.00 per share, were reissued with an exercise price of $1.44 per share, which approximated fair market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On January 8, 1997, the merger between Direct Broadcasting Satellite Corporation ("DBSC") and EchoStar Communications Corporation ("EchoStar") was formally completed. The Company owned approximately 25% of the outstanding shares of DBSC at December 31, 1996 and as a result of the merger now owns 270,414 shares of EchoStar Class A Common Stock ("EchoStar Shares"). The EchoStar Shares are currently pledged as security for certain of the Company's debentures and are, therefore, held in an escrow account. EchoStar (NASDAQ symbol: DISH) stock closed at approximately $25.00 per share on January 8, 1997 when the merger was completed, resulting in a net gain to the Company of approximately $6.2 million. On March 31, 1997, EchoStar stock closed at approximately $20.50 per share. The decrease in value of approximately $1.2 million is reflected on the Company's consolidated balance sheet in the stock holders' equity (deficit) section.

     Subsequent to March 31, 1997, the closing per share price of EchoStar stock has fluctuated to a low of $12.12 per share, on May 19, 1997, and no assurances can be given that future fluctuations in the price will not further decrease the value of the EchoStar Shares.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources, prior to the DBSC and EchoStar merger, other than the receipt, of (i) a minimal amount of inside capitalization funds at its inception, (ii) net proceeds in the amount of $166,175 from its public offering, (iii) gross proceeds of $70,000 from a sale of debentures, (iv) subscriptions representing gross proceeds of $2,024,588 in connection with five private placements of common stock, (v) gross proceeds of $293,000 from bridge loans made by the Company's president and two shareholders, (vi) gross proceeds of $1,056,500 from the sale of the Company's interest in the stock of a company holding a DBS license, and (vii) gross proceeds of $4,640,000 from the sale of a three convertible debentures. Additionally, the Company has an established line of credit for $300,000 from Pacific Bank, Burlingame, California, collateralized by a restricted cash deposit in the amount of $300,000. As of March 31, 1997, $295,000 was drawn from this credit facility. Subsequent to March 31, 1997, the Company placed approximately $107,000 in additional convertible debentures secured by 140,858 shares of the Company's common stock held in escrow for the benefit of the debenture holders.

     Stockholders' equity rose to $2,136,494 at March 31,1997 compared to stockholders' deficit of $2,273,169 at December 31, 1996. This increase resulted from the DBSC merger with EchoStar which was completed on January 8, 1997 and the Company's subsequent receipt of the EchoStar Shares in exchange for its DBSC shares. The Company recorded a gain of approximately $6.2 million based on the fair market value of DISH as of January 8, 1997. The gain is reported in the statement of operations for the quarter ended March 31, 1997. Subsequent to the receipt of shares of EchoStar on January 8, 1997, the trading price of EchoStar has fluctuated. As of March 31, 1997, the closing price for EchoStar shares was $20.50 per share. Based on that closing price, the fair market value of the Company's EchoStar shares amounted to $5,543,487 at March 31, 1997. The fair market value at March 31, 1997 represents a net unrealized loss of approximately $1,216,863 when compared to the fair market value at January 8, 1997. The Company continues to incur approximately $300,000 of monthly operating costs which will continually act to reduce stockholders' equity in the absence of the sale of additional equity.

     The consolidated balance sheet as of March 31, 1997 reflects no cash and cash equivalents compared to $402,588 as of December 31, 1996. The Company has created working capital from the issuance of approximately $107,000 in new convertible debentures and a bridge loan of approximately $48,000 from an Officer of the Company. The Company intends to continue the issuance of debentures, secured with the Company's stock as a primary source of fundraising to meet its continuing cash needs. Cash will continue to be used by the Company for the ongoing development of GEMS' automatic meter reading ("AMR") business and the Company's operating
activities.   The  Company anticipates monthly expenses of approximately
$300,000 to continue for the balance of 1997.   This includes approximately
$90,000 per month for operating expenses, $60,000 per month for legal and consulting expenses, and $150,000 per month for GEMS' research &
development.   Accordingly,  cash  resources presently available to the
Company are not sufficient to continue operations at their projected level, and additional capital will be necessary to expand operations or continue
current operations.   No assurances can be given that additional capital
financing will be available when required or it if will be on terms favorable to the Company. Although the Company has been awarded approximately $4.2 million in its lawsuit against Loral, it is not clear what ongoing legal costs will be necessary in order to collect or defend its judgment in the event of an appeal, see "Legal Proceedings," as well as the legal and consulting costs deemed advisable to maintain its interest in FCC licenses and pursue pending FCC applications. The Company expects the development of a low earth orbit satellite transmitter scheduled for completion in mid 1997 to cost approximately $650,000, of which approximately $550,000 has already
been expended as of March 31, 1997.   The Company does not expect its
automated meter reading operations to produce any significant revenue in
1997 or become profitable until 1999 at the earliest, and no assurance ca be given as to this estimate. Beginning in July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order
for 10,000 satellite radio units.   Under this agreement,  the Company is
eligible to receive up to $500,000 towards development costs upon meeting
the milestone requirements of the contract.   As of March 31, 1997, the
Company has met the first four milestones of the contract and has received $400,000 in cash. These funds are currently classified as unearned revenue, and all such milestone payments are subject to refund if the Company fails to meet certain development and delivery milestones. Unless and until the Company is able to raise additional capital or become profitable through its subsidiary's automated meter reading operations, the Company's liquidity
and capital resources will continue to be depleted.   Historically, the
Company has funded its operations and obligations through the private placement of equity securities and convertible debentures. The Company may continue to fund its commitments through these financing methods. However, no assurances can be given that the Company will be able to raise the necessary capital to meet its commitments. In the event the Company is unable to raise the necessary capital, its business objectives will be adversely affected.

     Total assets at March 31, 1997 were $9,203,553 compared to $4,629,177
at December 31,  1996.   The largest components of total assets represent
other assets of $7,839,396 including $5,543,487 in restricted securities, and investments in and advances to affiliated companies of $912,649. This compares to other assets of $2,292,409, and investments in and advances to affiliated companies of $1,496,524 at December 31, 1996. Other assets increased with the receipt of 270,414 EchoStar shares, valued at approximately $5.5 million at March 31, 1997, also causing investments in and advances to affiliated companies to decrease due to the elimination of the Company's interest in DBSC valued at approximately $539,080.

     Net cash used in operating activities for the three month period ended March 31, 1997 was $466,698, compared with $1,294,940 for the three month period ended March 31, 1996, and $5,280,836 for the period from inception through March 31, 1997, and reflects an increase in accrued liabilities (approximately $145,000) offset slightly by a decrease in accounts payable and an increase in prepaid accounts.

     There was no net cash used in investing activities at March 31, 1997, compared to $2,311,892 for the three month period ended March 31, 1996.

     Cash flows from financing activities were $64,110 at March 31, 1997 and resulted from the issuance of common stock in exchange for services provided to the Company of $20,000 and a bank overdraft of $44,110.

RESULTS OF OPERATIONS

     The Company remains in the development stage and did not generate any revenues or net interest earnings in either the three month period ended March 31, 1997, or March 31, 1996. Revenues from inception through March 31, 1997 were $161,420.

     The Company's net profit for the three month period ended March 31, 1997 was $5,606,526, compared to a net loss of $1,299,275 for the three month period ended March 31, 1996 and net loss of $1,301,520 since inception. This profit was due to the net unrealized gain on marketable equity securities of approximately $6.2 million offsetting a $486,729 loss from operations, and $128,015 net interest expense for the period. Loss from operations was $486,729 for the three month period ending March 31, 1997, compared to a loss of $1,213,533 for the same three month period ending March 31, 1996 due to a slowing of operating and research & development costs incurred by the Company. Total loss from operations from inception was $7,403,171. General and administrative costs ("G&A") were $368,592 for the three month period ended March 31, 1997, compared with $744,291 in the same three month period ended March 3, 1996. Total G&A from inception through March 31, 1997 was $5,359,418. Research and development costs associated with GEMS was $118,137 for the three month period ended March 31, 1997 compared to $469,242 for the three month period ended March 31, 1996 and $2,077,593 since inception.

     The Company's accumulated deficit at March 31, 1997 decreased to $1,301,520 from $6,908,046 at December 31, 1996 due to a onetime gain on marketable securities of approximately $6.2 million and will continue to
increase  unless  and  until   the  Company  generates  revenues  from  the
operations of GEMS in such amounts so as to cover the Company's expenses. Revenues substantial enough to make the Company profitable are not expected to be generated until 1999, and no assurances can be given as to that
estimate.    The  Company  has  been  devoting  a substantial amount of its financial and personnel resources toward developing the Company's AMR business.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

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

     On January 22, 1996, Loral Aerospace Holding, Inc. ("Loral") filed a complaint in the Superior Court of the State of California in and for the County of Santa Clara (No. CV755366) against Continental and its shareholders. The complaint seeks declaratory relief to declare that rescission by Continental of a share certificate issued to Loral is invalid, that a meeting of Continental's shareholders was not properly noticed and therefore the meeting and the actions taken at such meeting were invalid, that Loral should be deemed a 51% shareholder of Continental in accordance with a prior judgment involving Loral and Continental, that certain shares issued by Continental, including the 72,030 shares of common stock issued to Intraspace and subsequently purchased by the Company, were improperly issued and should be voided, and that a constructive trust should be imposed on 51% of the common stock issued to defendant shareholders. The Company was not named as a defendant in the complaint.

     On May 16, 1996, the judge ruled in favor of Loral's claim that all shares of Continental issued on or after September 15, 1995, including the 72,030 shares of common stock issued to Intraspace Corporation and sold to the Company, are invalid. The judge based his decision upon the fact that Continental did not obtain proper shareholder approval to amend its Articles of Incorporation to increase the number of shares of common stock that may be issued. However, the judge further stated that although the Company's shares in Continental were invalid, Intraspace Corporation and the Company were not necessarily without an equitable remedy for their contributions to Continental.

     The trial of the equitable issues in this action concluded on April 21, 1997. Thereafter, the Court entered an oral decision that the Company is entitled to a judgment running jointly and severally against Loral and Continental in the amount of $4.116 million plus compounded interest at the rate of fifty percent (50%) per annum from the date of judgment until fully paid. The Court based its decision upon its finding that the equities of the circumstances, including the unjust enrichment of Loral and Continental, warranted such an equitable award to the Company.

     However, the judgment has not yet been reduced to a written statement of decision, as required by California law, and it is not currently known whether either party will appeal the decision and, if appealed, whether the award will be upheld. If the award is unchallenged and is satisfied in full, the Company will no longer have an interest in Continental.

Item 2.   Changes In Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earning from the operations of the Company, and its wholly owned subsidiary Global Energy Metering Service, Inc. (collectively the "Company"), projected costs and expenditures relating to the Company's interest in direct broadcasting satellite ("DBS") technology and development of its automated meter reading ("AMR") business, the availability of future debt and equity capital on commercially reasonable terms, legal costs related to the litigation with Loral and consulting costs in connection with FCC licenses and permits. Factors that could cause actual results to differ materially, include, in addition to other factors identified in this report, the availability of capital on commercially acceptable terms, the completion of a commercially viable AMR service, the dependence and uncertainty of utility companies to utilize such an AMR service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the service, the fulfillment of contract obligations by suppliers and other third parties, challenges to the Company's investments in DBS licensees and permitees, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in both AMR and DBS technology, results of the Company's financing efforts and marketing conditions, and other risk factors related to the Company's AMR business and DBS investments. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Item 6.   Exhibits and Reports on Form 8-k

          None

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DBS INDUSTRIES, INC.

DATE:    MAY 20, 1997              BY:  FRED W. THOMPSON
                                   Fred W. Thompson, President,
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   (Principal Executive Officer)