Form 10KSB40/A
period 1996-12-31
DBS INDUSTRIES INC
filed 1997-06-30
CIK 857502

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON DC. 20549

                         FORM 10-KSB40/A NO. 1
                       (filed on June 30, 1997)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 1996

Commission file number:  0-28348

                         DBS INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

               DELAWARE                               84-1124675
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

       100 SHORELINE HIGHWAY, SUITE 190 A, MILL VALLEY CA 94941
      (Address of principal executive offices)          (Zip Code)

                            (415) 380-8055
         (Registrant's telephone number, including area code)

      FORMER ADDRESS:  495 MILLER AVENUE,  MILL VALLEY  CA  94941
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

     As of March 31, 1997, the aggregate market value for the 4,794,999 shares of the common stock, par value $.0004 per share, held by non-affiliates was approximately $7,791,873.

     The number of shares outstanding of registrant's only class of common stock, as of March 31, 1997 was 5,821,003 shares of its common stock, par value $.0004 per share.

     Documents Incorporated by Reference: None

     Exhibit Index is located at Page 15.

                           TABLE OF CONTENTS




ITEM 10.  EXECUTIVE COMPENSATION......................................2

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


                                             SUMMARY COMPENSATION TABLE


                                           Annual Compensation           Long-Term Compensation

                                                                         Other
                                                                        Annual           Securities
                                                                       Compensa-         Underlying
Name and                       Year           Salary          Bonus     tion{(1)}        Options{(2)}
Principal Position

Fred W. Thompson               1996          $180,000{(3)}              $ 4,245           319,375{(4)}
Chief Executive Officer        1995{(5)}     $ 30,000                   $ 2,577               0
                               1995          $ 72,000                   $ 6,521             4,500
                               1994          $ 72,000                   $ 7,086             8,125

E.A. James Peretti             1996          $155,000                   $   971           375,000
CEO GEMS

Randall Smith                  1996          $125,000                   $  2,216          131,875{(4)}
Executive VP. GEMS


(1)  Consists entirely of payment of insurance premiums.
(2)  Common stock of DBS Industries, Inc.
(3) $72,000 paid in cash, $108,000 deferred pursuant to his employment agreement.
(4) Includes 6,875 shares granted in April 1996 with vesting commencing as of December 31, 1995.
(5)  For the transition period from August 1, 1995 to December 31, 1995.

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

                               OPTION GRANTS IN LAST FISCAL YEAR

                       Number of Securities   % of Total Options
                        Underlying Options        Granted to
                              Granted         Employees in Fiscal   Exercise or Base      Expiration
Name                           1996                  Year             Price ($/Sh)           Date

Fred W. Thompson             312,500                 37.2%             $5.20{(2)}          Jan 2006
President, CEO                 6,875{(3)}              .8               6.00{(1)}        Dec 31, 2000

E.A. James Peretti           375,000                 44.7%             $5.20{(2)}          Jan 2006
CEO GEMS

Randall Smith                125,000                 14.9%             $5.20{(2)}          Jan 2006
Exec. VP GEMS                  6,875{(3)}              .8               5.60{(2)}        Dec 31, 2005

1. Reflects exercise price on December 31, 1995. The exercise price was amended to $1.5813 in February 1997.
2. Reflects exercise price on December 31, 1995. The exercise price was amended to $1.4375 in February 1997.
3. Options granted in April 1996 with vesting commencing as of December 31, 1995.

                           FISCAL YEAR-END OPTION VALUES

                          Number of Securities       Value of Unexercised
                         Underlying Unexercised           In-the-Money

                       Exercisable/Unexercisable    Exercisable/Unexercisable
   Name              Options at December 31, 1996  Options at December 31, 1996


Fred W. Thompson            87,315 / 244,685                  $0 / $0
President, CEO

E.A. James Peretti         150,000 / 225,000                  $0 / $0
CEO GEMS

Randall Smith               72,016 / 91,734                   $0 / $0
Exec. VP GEMS


COMPENSATION OF DIRECTORS

     The Company reimburses directors for expenses incurred in connection with attending Board meetings but does not pay director's fees or other compensation for services rendered as a director. In lieu of fees the Company grants to each non-employee director options to purchase 37,500 shares of Common Stock for each year of service successfully completed, under a non-qualified stock option plan as approved by a shareholder vote in 1996.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date:  June 27, 1997             DBS INDUSTRIES, INC.


                                      FRED W. THOMPSON
                                By: ____________________________________
                                      Fred W. Thompson
                                      President