Form 10QSB
period 1997-06-30
DBS INDUSTRIES INC
filed 1997-08-14
CIK 857502

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                            FORM 10-QSB



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to
          _______

          COMMISSION FILE NUMBER   1-12711


                            DIGITAL POWER CORPORATION
       (Exact name of small business issuer as specified in its charter)


       California                                        94-1721931
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                 41920 Christy Street, Fremont, CA 94538-3158
                   (Address of principal executive offices)

                                (510) 657-2635
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes <checked-box>             No <square>

Number of shares of common stock outstanding as of June 30, 1997: 2,526,425

                   DIGITAL POWER CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997


                           ASSETS

CURRENT ASSETS:
   Cash                                                         $      778,852
   Accounts receivable - trade, net allowance for
     doubtful accounts of $170,000                                   3,159,913
   Other receivables                                                   197,540
   Inventory, net                                                    3,810,929
   Prepaid expenses and deposits                                        57,274
   Deferred income taxes                                               120,700
                                                                 --------------
       Total current assets                                          8,125,208

PROPERTY AND EQUIPMENT, net                                            852,045

DEPOSITS                                                                19,498
                                                                 --------------
TOTAL ASSETS                                                     $   8,996,751
                                                                 ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $      88,946
   Current portion of capital lease obligations                         13,698
   Accounts payable                                                  1,861,320
   Income taxes payable                                                 80,194
   Accrued Liabilities                                                 766,794
                                                                 --------------
       Total current liabilities                                     2,810,952

LONG-TERM DEBT, less current portion                                   331,055

OBLIGATIONS UNDER CAPITAL LEASE, less current portion                   11,359
                                                                  -------------
       Total liabilities                                             3,153,366
                                                                  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A cumulative redeemable convertible preferred stock, no par value, 2,000,000 shares authorized, 0 shares
      issued and outstanding                                                 -
   Common stock, no par value, 10,000,000 shares authorized
      2,526,425 shares issued and outstanding                        8,276,587
   Warrants                                                             75,061
   Accumulated deficit                                              (2,088,263)
   Unearned employee stock ownership plan shares                      (420,000)
                                                                   ------------
       Total stockholders' equity                                    5,843,385
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 8,996,751
                                                                   ============

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   DIGITAL POWER CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,

                               1997          1996          1997           1996

REVENUES                 $  5,023,548  $  3,511,273  $  8,822,702  $  6,553,376
COST OF GOODS SOLD          3,843,359     2,547,452     6,642,805     4,975,557
                         ------------- ------------- ------------- -------------
  Gross Margin              1,180,189       963,821     2,179,897     1,577,819
                         ------------- ------------- ------------- -------------
OPERATING EXPENSES
  Engineering and product
    development               209,583       186,252       415,829       314,659
  Marketing and selling       162,027       140,275       281,088       240,621
  General and adminis-
    trative                   208,283       188,448       435,926       332,927
                         ------------- ------------- ------------- -------------
    Total operating
      expenses                579,893       514,975     1,132,843       888,207
                         ------------- ------------- ------------- -------------
INCOME FROM OPERATIONS        600,296       448,846     1,047,054       689,612
                         ------------- ------------- ------------- -------------

OTHER INCOME (EXPENSES):
  Interest income               7,576           745        30,763         7,339
  Interest expense            (15,590)      (30,465)      (43,350)      (59,537)
  Translation loss            (11,907)        9,336       (14,107)         (206)
                         ------------- ------------- ------------- -------------
    Other income
      (expense)               (19,921)      (20,384)      (26,694)      (52,404)
                         ------------- ------------- ------------- -------------

INCOME BEFORE INCOME TAXES    580,375       428,462     1,020,360       637,208

PROVISION FOR INCOME TAXES    213,543       197,687       418,895       294,000
                         ------------- ------------- ------------- -------------
NET INCOME               $    366,832  $    230,775  $    601,465  $    343,208
                         ============= ============= ============= =============
NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS    $    366,832  $    215,548  $    601,465  $    305,139
                         ============= ============= ============= =============
NET INCOME PER SHARE
  PRIMARY                $       0.11  $       0.17  $       0.18  $       0.24
                         ============= ============= ============= =============
  FULLY DILUTED          $       0.11  $       0.14  $       0.17  $       0.20
                         ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING               3,407,944     1,276,778     3,312,405     1,276,778
                         ============= ============= ============= =============

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   DIGITAL POWER CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS ENDED
                                                              JUNE 30,

                                                    1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $    601,465        $   343,208
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                 65,581             44,238
       Deferred income taxes                        (67,700)           240,856
       Warranty expense                                   -             89,125
       Inventory Reserve                                  -            240,496
       Interest Income                                    -             (7,173)
       Contribution to ESOP                           41,128                 -
       Foreign currency translation adjustment        14,107               206
   Changes in operating assets and liabilities:
       Accounts receivable                          (720,390)         (632,960)
       Other receivables                             (47,418)            5,596
       Inventory                                    (978,601)         (825,724)
       Prepaid expenses                              (28,539)          (34,688)
       Other assets                                   (2,070)          (12,279)
       Accounts payable                              440,551           354,795
       Other accrued liabilities                    (353,824)          283,078
   Net adjustments                                (1,637,175)         (254,434)
   Net cash used by operating activities          (1,035,710)           88,774

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment              (264,272)         (232,571)
   Net cash used in investing activities            (264,272)         (232,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                                -            (29,181)
   Proceeds from sale of common stock and warrants   495,628                 -
   Proceeds from exercise of stock options            22,500             4,011
   Payments on preferred stock dividend                   -                (41)
   Proceeds from notes payable                            -             50,000
   Principal payments on notes payable              (176,607)          (17,552)
   Principal payments on capital lease obligations    (6,549)           (4,402)
   Payment of debenture                                   -             (5,000)
   Proceeds from line of credit                    1,990,000         5,795,000
   Principal payments on line of credit           (3,187,330)       (5,767,135)
   Net cash provided (used) by financing
     activities                                     (862,358)           25,700

Effect of Exchange Rate Changes on Cash              (14,107)             (206)

Net Increase (Decrease) In Cash                   (2,176,447)         (118,303)

Cash and Cash Equivalents, beginning of period     2,955,299           202,917

Cash and Cash Equivalents, end of period         $   778,852       $    84,614

Supplemental Cash Flow Information:
   Cash payments for:
       Interest                                  $    53,789       $    58,383
       Income taxes                              $   637,402       $    69,500

   Non-cash investing and financing
     transactions:
       Conversion of preferred stock to
         common stock                            $         -       $   747,569
       Preferred stock dividend of common stock  $         -       $   389,213
       Notes payable for unearned employee stock
           ownership plan shares                 $         -       $   500,000

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           DIGITAL POWER CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 1997, the results of operations for the three month and six month periods ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. The results for the period ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - IMPACT OF RECENTLY ISSUED STANDARDS

In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings per Share" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Had this new statement been in effect for the periods presented, the Company would report basic earnings per share for the three month period ended June 30, 1997 and 1996 of $0.15 and $0.22, respectively, and $0.24 and $0.32 for the six month period ended June 30, 1997 and 1996, respectively. Diluted earnings per share for the three month period ended June 30, 1997 and 1996 would be $0.11 and $0.14, respectively, and $0.17 and $0.20 for the six month period ended June 30, 1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on the Guadalajara, Mexico facility, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in Company's Registration Statement on Form SB-2, SEC File No. 333-14199. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997, COMPARED TO JUNE 30, 1996

REVENUES

Revenues increased by 43.1% to $5,023,548 for the three months ended June 30, 1997, from $3,511,273 for the three months ended June 30, 1996. Of this $1,512,275 increase in sales, one OEM customer accounted for $719,775, or 47.5%. The largest single OEM customer for the current quarter accounted for 20.1% of total revenues compared to 24.8% for the three months ended June 30, 1996. The large OEM accounting for 20.1% of three months ended June 30, 1997 revenues has decreased the number of power supplies it purchased from the Company. Further, this OEM indicated that it will require a higher wattage power supply for its new products and that the OEM intends to use a power supply manufacturer other than the Company to manufacture such new higher wattage power supply. Management believes that this OEM will cease purchasing power supplies from the Company after the third quarter of 1997.
The Company is seeking to design a new higher wattage power supply to satisfy the needs of this OEM. Further, the Company believes that increased sales to new and other existing OEM customers will offset the loss in sales to the OEM. No assurance can be given, however, that even if the Company is able to design a new higher wattage power supply that satisfies the needs of the OEM, that it will purchase such power supply from the Company, or that the Company will be able to increase sales of power supplies to other OEM's to offset the loss in sales.

For the six months ended June 30, 1997, revenues increased by 34.6% to $8,822,702 from $6,553,376 in the six months ended June 30, 1996. Of this $2,269,326 increase in sales, one OEM customer accounted for $1,040,092, or 45.8%. The largest single OEM customer for the six months ended June 30, 1997, accounted for 15.0% of total revenues compared to 25.6% for the six months ended June 30, 1996.

GROSS MARGINS

Gross margins were 23.5% for the three months ended June 30, 1997, compared to 27.4% for the three months ended June 30, 1996. The decrease in gross margins can primarily be attributed to a significant increase in the sale of one model to a large OEM customer. The gross margins on such high volume orders is typically less than the margins on multiple smaller orders.

Gross margins were 24.7% for the six months ended June 30, 1997, compared to 24.1% for the six months ended June 30, 1996. The improvement in gross margins can primarily be attributed to greater capacity utilization and to production improvements due to larger production runs of the US100 series.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 7.4% of revenues for the three months ended June 30, 1997, compared to 9.4% for the three months ended June 30, 1996. Selling, general and administrative expenses were 8.1% of revenues for the six months ended June 30, 1997, compared to 8.8% for the six months ended June 30, 1996. The decrease in selling, general and administrative expenses, as a percentage of revenues, was due to greater utilization of these resources with modest increases when compared to the 43.1% and 34.6% increases in revenues.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 4.2% of revenues for the three months ended June 30, 1997, and 5.3% for the three months ended June 30, 1996. Engineering and product development expenses were 4.7% of revenues for the six months ended June 30, 1997, compared to 4.8% for the six months ended June 30, 1996. This decrease in expenses, as a percentage of revenues, was due primarily to greater utilization of these resources.

INTEREST EXPENSE

Interest expense, net of interest income, was $8,014 for the three months ended June 30, 1997, compared to $29,720 for the three months ended June 30, 1996. Interest expense, net of interest income, was $12,587 for the six months ended June 30, 1997, compared to $52,198 for the six months ended June 30, 1996. The decrease in interest was due to reduced borrowings and greater interest income from invested proceeds from the Company's initial public offering.

INCOME BEFORE INCOME TAXES

Income before income taxes increased by $151,913 from $428,462 for the three months ended June 30, 1996, to $580,375 for the three months ended June 30, 1997. Income before income taxes increased by $383,152 from $637,208 for the six months ended June 30, 1996, to $1,020,360 for the six months ended June 30, 1997. This increase can be attributed to increased revenues and gross margin which more that offset the increases in the Company's operating expenses.

INCOME TAX

Provision for income tax increased from $197,687 for the three months ended June 30, 1996, to $213,543 for the three months ended June 30, 1997, and from $294,000 for the six months ended June 30, 1996, to $418,895 for the six months ended June 30, 1997, as a result of the increase in Income Before Income Taxes.

NET INCOME

Net income for the three months ended June 30, 1997, was $366,832 compared to $230,775 for the three months ended June 30, 1996, an increase of 59%. Net income for the six months ended June 30, 1997, was $601,465 compared to $343,208 for the six months ended June 30, 1996, an increase of 75.2%. The increase in net income was due to increased revenues and gross margins which more than offset increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 1997, the Company funded its operations primarily through revenues generated from operations, and proceeds from its December 1996 Initial Public Offering. On June 30, 1997, the Company had cash and cash equivalents of $778,852 and working capital of $5,314,256. This compares with cash and cash equivalents of $2,955,299 and working capital of $4,476,555 at December 31, 1996. The increase in working capital is primarily due to an increase in receivables and inventory, offset by an increase in accounts payable and an increase in deferred income taxes. Cash used (provided) by operating activities for the Company totaled $1,035,710 and ($88,774) for the six months ended June 30, 1997 and 1996, respectively. Cash used in investing activities consisted of expenditures for the purchase of production and testing equipment. Such expenditures increased to $264,272 during the six months ended June 30, 1997, from $232,571 during the prior year period. During the six months ended June 30, 1997, cash used in financing activities included net reduction in borrowings of $1,197,330 offset by proceeds of $518,128 from the sale of common stock, warrants, and the exercise of stock options. During the six months ended June 30, 1997, the Company's line of credit and bank loans were paid in full. During the six months ended June 30, 1996, cash used in financing activities included net borrowings from the Company's line of credit of $27,865, net borrowing on notes and capital leases of $28,046 and proceeds of $4,011 from the exercise of stock options, offset by deferred offering costs and debenture repayment of $34,222.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDS

The Company is not involved in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1997, the Company held its annual meeting of shareholders for the election of directors and retention of Hein + Associates, LLP as independent auditors. All nominees where elected to the Board. The results of the meeting are as follows:

Election of Director                   For                  Votes Withheld

Edward L. Lammerding                2,002,596                    36,301
Phillip M. Lee                      2,002,596                    36,301
Thomas W. O'Neil, Jr.               2,002,596                    36,301
Robert O. Smith                     2,001,673                    37,224
Claude Adkins                       2,002,596                    36,301

                                       For          Against          Abstain

Retention of Hein +                 2,033,430         375             5,092
Associates as independent
auditors

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  11.1  Computation of Per Share Earnings

     27.1  Financial Data Schedule

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIGITAL POWER CORPORATION
                                                  (Registrant)




Date:  August 14, 1997                      ROBERT O. SMITH
                                            Robert O. Smith
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:  August 14, 1997                       PHILIP G. SWANY
                                             Philip G. Swany
                                             Chief Financial Officer
                                             (Principal Financial Officer)