Form 10QSB
period 1997-06-30
DBS INDUSTRIES INC
filed 1997-08-19
CIK 857502

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

Class of Securities                             Shares Outstanding
Common Stock, $.0004 Par Value                  as of June 30,1997
                                                      5,854,449


                Transitional Small  Business Disclosure Format:

                            YES: ______   NO:    X

                                     INDEX



PART I - FINANCIAL INFORMATION

                                                                         PAGE
ITEM  1. Financial Statements

 Condensed  Consolidated Balance Sheets:
 As of June 30, 1997 (unaudited) and December 31, 1996 (audited)          2

 Condensed Consolidated Statements of Operations (unaudited):
 For the Three Months Ended June 30, 1997 and June 30, 1996
 and  for the period from April 25, 1990 (Inception) to June 30,
 1997                                                                     3

 Condensed Consolidated Statements of Cash Flows (unaudited):
 For the Three Months Ended June 30, 1997 and June 30, 1996
 and for  the  period  from  April 25, 1990 (Inception) to June 30,
 1997                                                                     4

 Notes to Condensed Consolidated Financial Statements                     5


ITEM  2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8



PART II - OTHER INFORMATION


ITEM  1. Legal Proceedings                                               10

ITEM  2. Changes in Securities                                           10

ITEM  3. Defaults Upon Senior Securities                                 10

ITEM  4. Submission of Matters to a Vote of Security Holders             10

ITEM  5. Other Information                                               11

ITEM  6. Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                               12

                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                  ASSETS

                                             June 30, 1997       December 31,
Current assets:                              (Unaudited)         1996

   Cash and cash equivalents                 $     1,415         $    402,588
   Restricted cash                               300,000              300,000
   Prepaid and other current assets               85,060               68,944
                                             ___________         ____________
       Total current assets                      386,475              771,532
                                             ___________         ____________
Furniture and equipment (at cost)                 73,277               73,277
Less accumulated depreciation                     40,616               34,406
                                             ___________         ____________
                                                  32,661               38,871
                                             ___________         ____________
Other assets:
 Investments in and advances to
   affiliated companies                          920,506            1,496,524
 Goodwill, net of accumulated amortization of
  $62,407 and $61,778 respectively                28,583               29,841
 Other assets including restricted equity
   securities in EchoStar Communications
   (FMV $4,225,219)                             6,521,128           2,292,409
                                              ___________        ____________
                                                7,470,217           3,818,774

                  Total assets                 $7,889,353          $4,629,177
                                              ===========         ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                             $1,123,292          $ 960,277
  Unearned revenue                                400,000            400,000
  Line of credit                                  300,000            295,000
  Accrued liabilities                             988,730            607,070
  Notes payable to stockholder                     49,750
  Convertible debentures                        4,747,501          4,640,000
                                               __________          _________
     Total current liabilities                  7,609,273          6,902,347
                                               __________          _________

Stockholders' equity (deficit):
  Preferred stock                                       -                  -
  Common stock                                      2,360              2,351
  Capital in excess of par value                4,650,425          4,605,026
  Warrants                                        112,500            112,500
  Unrealized loss on marketable equity
    securities                                 (2,535,131)                 -
  Deficit accumulated during the development
    stage                                      (1,865,074)        (6,908,046)
  Treasury stock                                  (85,000)           (85,000)
                                                _________          _________
     Total stockholders' equity (deficit)         280,080         (2,273,169)
                                                _________          _________
     Total liabilities and stockholders'
        equity (deficit)                      $ 7,889,353       $  4,629,177
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

                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                       April 25, 1990
                              Three Months Ended            Six Months Ended           (Inception) to
                                  June 30,                      June 30,                June 30,
                              1997             1996         1997         1996            1997

Revenue                       $         -      $        -   $       -    $         -   $   161,420
                               ___________     __________   _________    ___________   ___________
Cost and operating expenses:
Cost of revenue                         -               -           -              -       127,580
General and administrative        335,594         402,716     704,186      1,147,007     5,695,012
Research and development           91,225         267,637     209,362        736,879     2,168,818
                              ___________      __________   _________    ___________   ___________
                                  426,819         670,353     913,548      1,883,886     7,991,410
                              ___________      __________   _________    ___________   ___________
   Loss from operations          (426,819)       (670,353)   (913,548)    (1,883,886)   (7,829,990)
                              ___________      __________   _________    ___________   ___________

Other income (expense):
  Interest, net                  (136,735)       (125,954)   (264,750)      (210,096)     (698,536)
  Equity in loss of investees,
    net                                 -               -           -              -      (331,802)
  Gain on sale of investment            -               -           -              -       836,478
  Gain on marketable equity
    securities                          -               -   6,221,270              -     6,221,270
  Other, net                            -               -           -              -       (56,634)
                              ___________      __________   _________    ___________   ___________
                                 (136,735)       (125,954)  5,956,520       (210,096)    5,970,776
                              ___________      __________   _________    ___________   ___________

  Income (loss) before
    provision for income
    taxes and minority
    interests                    (563,554)       (796,307)  5,042,972     (2,093,982)   (1,859,214)

Provision for income taxes              -               -           -          1,600        14,435
                              ___________       _________   _________      _________     _________

  Income (loss) before
    minority interests           (563,554)       (796,307)  5,042,972     (2,095,582)    (1,873,649)

Minority interests in income
  (loss) of consolidated
  subsidiaries                          -               -           -              -          8,575
                              ___________       _________   _________      _________      _________

  Net income (loss)           $  (563,554)      $(796,307) $5,042,972     $(2,095,582)  $(1,865,074)
                              ===========       =========  ==========     ===========   ===========

  Net income (loss) per
    share                     $     (0.10)      $   (0.14) $     0.86     $     (0.37)
                              ===========       =========  ==========     ===========

  Weighted average number of
    shares of common stock      5,872,805       5,772,548   5,862,591       5,710,017
                              ===========       =========   =========      ==========



The accompanying notes are an integral part of these condensed financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development State Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           April 25, 1990
                                          Six Months Ended                 (Inception) to
                                              June 30,                        June 30,
                                          1997            1996                  1997


Net cash used in operating activities     $  (563,424)    $  (1,449,097)    $ (5,377,563)
                                          ___________     _____________     ____________

Cash flows from investing activities:
  Proceeds from sale of investment                  -                 -          900,000
  Purchase of fixed assets                          -           (20,500)        (105,524)
  Organization costs                                -                 -          (28,526)
  Investment to affiliates                          -                 -         (896,811)
  Advances to affiliates                            -                 -         (214,511)
  Proceeds from affiliate advances                  -                 -          152,500
  Advances to officer                               -                 -          (31,187)
  Purchase of investments                           -        (2,345,543)      (2,292,409)
  Net assets of purchased subsidiaries              -                 -         (147,500)
  Cash transferred from Fi-Tek IV, Inc.             -
    pursuant to the merger and
    reorganization                                  -                 -          156,648
  Cash of divested subsidiary                       -                 -             (277)
  Purchase of patents                               -                 -          (18,251)
                                            _________         _________        _________
Net cash used by investing activities               0        (2,366,043)      (2,525,848)
                                            _________         _________        _________

Cash flows from financing activities:
  Proceeds from credit line                     5,000           160,000          300,000
  Restricted cash on credit line                    -                 -         (300,000)
  Payments on credit                                -          (300,000)               -
  Issuance of debentures                      107,501         3,000,000        4,817,501
  Issuance of common stock                          -           999,956        3,153,516
  Redemption of common stock warrants               -                 -          (19,490)
  Stock issue costs                                 -                 -          (57,235)
  Purchase of shares                                -                 -           (5,000)
  Payment of debentures                             -                 -         (125,000)
  Proceeds from stockholders' loans            49,750                 -          342,750
  Payment of stockholders' loans                    -                 -         (202,216)
                                           __________         _________        _________
Net cash provided by financing
  activities                                  162,251         3,859,956        7,904,826
                                           __________         _________        _________

Net increase (decrease) in cash              (401,173)           44,816            1,415

Cash and cash equivalents,
  beginning of period                         402,588             3,743                -
                                           __________         _________        _________
Cash and cash equivalents,
  end of period                           $     1,415        $   48,559       $    1,415
                                          ===========        ==========       ==========

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

     The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at June 30, 1997, and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the interim period presented are not necessarily indicative of expected results for the full fiscal year.

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

NOTE 2      EQUITY IN INCOME & LOSSES OF INVESTEES

     The financial statements of the Company for the six months ended June 30, 1997 do not reflect the Company's equity in income or losses of ESAT Corporation, or Seimac Limited. The net equity in such income or losses is not material to the Company's financial position at June 30, 1997, or its results of operations for the three and six months then ended.

NOTE 3      OTHER ASSETS

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

     On April 21, 1997, the Superior Court of Santa Clara County awarded the Company damages of approximately $4.1 million, plus 50 percent annual interest. On August 13, 1997, both parties reached an agreement wherein the Company will receive a cash payment of approximately $3.5 million from Loral in exchange for dismissals of appeals by both parties.

                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3      OTHER ASSETS, continued

     On December 21, 1995, DBSC and EchoStar agreed to a merger, subject to government approval. Under the terms of the merger agreement, (1) both parties agreed to merge DBSC into a wholly owned subsidiary of EchoStar, and (2) DBSC shareholders will be entitled to receive at their option, $7.99 in cash or .67417 shares of EchoStar common stock for each of the 973,148 DBSC shares not already owned by EchoStar. At December 31, 1996, the Company owned 401,107 shares of the common stock of DBSC. The requisite government approvals were obtained and the merger consummated on January 8, 1997. On January 23, 1997, the Company elected to exchange all of its 401,107 DBSC shares for 270,414 shares of EchoStar common stock which was valued at $25.00 per share as of January 8, 1997, the effective date of the merger. In connection with this transaction, the Company recorded a gain of $6,221,270 in the three month period ended March 31, 1997. In accordance with Statement of Financial Accounting Standards No. 115 (Accounting For Certain Investments In Debt And Equity Securities), the Company classifies this investment as "available for sale," and therefore recorded the unrealized loss as of June 30, 1997, of $2,535,131 as a separate component of stockholders' equity (deficit).

NOTE 4      UNEARNED REVENUE

     The Company's wholly owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. These milestone payments are refundable if the contractee does not qualify GEMS' automatic meter reading system, tentatively scheduled for the third quarter, 1997. As of June 30, 1997, the $400,000 in milestone payments received are reported as unearned revenue on the accompanying balance sheets.

NOTE 5      CONVERTIBLE DEBENTURES

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



NOTE 5      CONVERTIBLE DEBENTURES, continued

     The  Company  classified  all  borrowings  under  the  above   convertible
     debentures as current liabilities due to the Company's default in connection with the required quarterly payment of accrued interest.

NOTE 6      RELATED PARTY TRANSACTIONS

     On April 28, 1997, the Company's president made a bridge loan to the Company for $47,750 which was a personal guarantee to Pacific Bank for the Company's bank overdraft. On May 5, 1997, the Company's president loaned the Company another $2,000.

NOTE 7      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" was issued and is effective for the Company's year ending December 31, 1997. In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" were issued and are effective for the year ending December 31, 1998. The Company has not determined the impact of the implementation of these pronouncements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      On August 12, 1997, the Company and Loral Aerospace Holdings, Inc. ("Loral") executed an agreement wherein the Company will receive approximately $3.5 million from Loral in exchange for dismissals of appeals by both parties in the litigation concerning Continental Satellite Corporation ("Continental").

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources other than the receipt, of (i) a minimal amount of inside capitalization funds at its inception, (ii) net proceeds in the amount of $166,175 from its public offering, (iii) gross proceeds of $70,000 from a sale of debentures, (iv) subscriptions representing gross proceeds of $2,024,588 in connection with five private placements of common stock, (v) gross proceeds of $342,750 from bridge loans made by the Company's president and two shareholders, (vi) gross proceeds of $1,056,500 from the sale of the Company's interest in the stock of a company holding a DBS license, and (vii) gross proceeds of $4,747,501 from the sale of a seven convertible debentures. Additionally, the Company has an established line of credit for $300,000 from Pacific Bank, Burlingame, California, collateralized by a restricted cash deposit in the amount of $300,000. As of June 30, 1997, $300,000 was drawn from this credit facility. Subsequent to June 30, 1997 a loan of $100,000 was made to the company.

     Stockholders' equity for the six month period ended June 30,1997 was $280,080 compared to stockholders' deficit of $2,273,169 at December 31, 1996. This increase is attributed primarily to a gain of approximately $6.2 million for the 270,414 shares of EchoStar Communications Corporation ("EchoStar") received by the company on January 8, 1997 in exchange for the Company's shares of Direct Broadcast Satellite Corporation ("DBSC") in connection with the merger of DBSC and EchoStar as reported in the Company's statement of operations for the quarter ended March 31, 1997. Due to fluctuations in the trading price of the EchoStar stock, this gain has been offset by a net unrealized loss on those marketable securities, in addition to the Company's continuing cost of operations. As of June 30, 1997, the closing price for EchoStar shares was approximately $15.63 per share. Based on that closing price, the fair market value of the Company's EchoStar shares amounted to approximately $4.2 million representing a net unrealized loss of approximately $2.5 million when compared to the fair market value at January 8,1997. The Company continues to incur approximately $300,000 of monthly operating costs which will continually act to reduce stockholders' equity in the absence of the sale of additional equity.

     The consolidated balance sheet as of June 30, 1997 reflects $1,415 of cash and cash equivalents compared to $402,588 as of December 31, 1996. The Company has raised cash from the issuance of approximately $107,000 in new convertible debentures and a bridge loan of approximately $48,000 from an officer of the Company and, subsequent to June 30, 1997, the issuance of a promissory note in the amount of $100,000. The Company intends to continue the issuance of debentures, secured with the Company's stock as a primary source of fundraising to meet its continuing cash needs. Cash will continue to be used by the Company for the ongoing development of GEMS' automated meter reading ("AMR") business and the Company's operating activities. The Company anticipates monthly expenses of approximately $300,000 to continue for the balance of 1997. This includes approximately $90,000 per month for operating expenses, $60,000 per month for legal and consulting expenses, and $150,000 per month for GEMS' research & development. Accordingly, cash resources presently available to the Company are not sufficient to continue operations at their projected level, and additional capital will be necessary to continue current operations or to further expand operations. No assurances can be given that additional capital financing will be available when required or if it will be on terms favorable to the Company. Although the Company is expected to receive approximately $3.5 million in settlement with Loral, see "Legal Proceedings," it is not clear what the legal and consulting costs will be necessary and advisable for maintaining the Company's interest in FCC licenses and in pursuing pending FCC applications. The Company expects the development of a low earth orbit satellite transmitter, scheduled for completion by the end of 1997 to cost approximately $650,000, of which approximately $550,000 has already been expended as of June 30, 1997. The Company does not expect its automated meter reading operations to produce any significant revenue in 1997 or become profitable until 1999 at the earliest, and no assurance can be given as to this estimate. Beginning in July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite
radio units.   Under this agreement,  the Company is
eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. As of June 30, 1997, the Company has met the first four milestones of the contract and has received $400,000 in cash. These funds are currently classified as unearned revenue, and all such milestone payments are subject to refund if the Company fails to meet certain development and delivery milestones.

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

      Total assets at June 30, 1997 were $7,889,353 compared to $4,629,177 at December 31, 1996. The largest components of total assets represent other assets of $6,521,128 including $4,225,219 in restricted securities, and investments in and advances to affiliated companies of $920,506. This compares to other assets of $2,292,409, and investments in and advances to affiliated companies of $1,496,524 at December 31, 1996. Other assets increased with the receipt of the 270,414 EchoStar shares, valued at approximately $4.2 million at June 30, 1997, also causing investments in and advances to affiliated companies to decrease due to the elimination of the Company's interest in DBSC valued at approximately $539,080.

     Net cash used in operating activities for the six month period ended June 30, 1997 was $608,832 compared to $1,449,097 at June 30, 1996 and $5,377,563 from inception. There was no Net cash used by investing activities during the six month period ended June 30,1997, compared to $2,366,043 for the six month period ended June 30, 1996, and $2,525,848 since inception. Cash flows from financing activities were $207,659 for the six months ended June 30, 1997 compared to $3,859,956 for the six month period ended June 30, 1996, and $7,950,233 since inception and resulted from the issuance of Debentures and a loan from an officer of the Company.

RESULTS OF OPERATIONS

     The Company remains in the development stage and did not generate any revenues or net interest earnings in either the three month or six month periods ended June 30, 1997, or June 30, 1996. Revenues from inception through June 30, 1997 were $161,420.

     The Company's net loss for the quarter ended June 30, 1997 was $563,554, compared to $796,307 for the three month period ended June 30,1996; a net profit of $5,042,972 for the six month period ended June 30, 1997 compared to a net loss of $2,095,582 for the six month period ended June 30,1996; and net loss of $1,865,074 since inception. The six month net income was due to the net unrealized gain on marketable equity securities of approximately $6.2 million offset by a $913,548 loss from operations, and $264,750 net interest expense for the six month period ended June 30, 1997. Loss from operations was $426,819 for the quarter ended June 30, 1997, compared to a loss of $670,353 for the same quarter ended June 30, 1996, and $913,548 for the six month period ended June 30, 1997 compared to $1,883,886 for the six month period ended June 30, 1996. Total loss from operations from inception was $7,829,990. General and administrative costs ("G&A") were $335,594 for the quarter ended June 30, 1997, compared to $402,716 in the same quarter ended June 30, 1996, and $704,186 for the six month period ended June 30, 1997 compared to $1,147,007 for the six month period ended June 30, 1996. Total G&A from inception through June 30, 1997 was $5,695,012. Research and development costs associated with GEMS was $91,225 for the quarter ended June 30, 1997 compared to $267,637 for the quarter ended June 30, 1996, and $209,362 for the six month period ended June 30, 1997 compared to $736,879 for the six month period ended June 30, 1996 and $2,168,818, since inception.

     The Company's accumulated deficit at June 30, 1997 was $1,865,074 compared to $6,908,046 at December 31, 1996. This decrease was due to a onetime gain on marketable securities of approximately $6.2 million and offset by the loss from operations and interest expense of approximately $1.2 million. The accumulated deficit will continue to increase unless and until the Company generates revenues from the operations of GEMS in such amounts so as to cover the Company's expenses. Revenues substantial enough to make the Company profitable are not expected to be generated until 1999, and no assurances can be given as to that estimate. The Company has been devoting a substantial amount of its financial and personnel resources toward developing the Company's AMR business.


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

     On May 16, 1996, the judge ruled in favor of Loral's claim that all shares of Continental issued on or after September 15, 1995, including the 72,030 shares of common stock issued to Intraspace Corporation and sold to the Company, were invalid. The judge based his decision upon the fact that Continental did not obtain proper shareholder approval to amend its Articles of Incorporation to increase the number of shares of common stock that may be issued. However, the judge further stated that Intraspace Corporation and the Company were not necessarily without an equitable remedy for their contributions to Continental.

      The trial of the equitable issues in the action concluded on April 21, 1997. Thereafter, the Court entered a judgment in favor of the Company running jointly and severally against Loral and Continental in the amount of $4.116 million plus compounded interest at the rate of fifty percent (50%) per annum from the date of judgment until fully paid.

      On August 17, 1997, the parties reached an agreement wherein the Company would receive approximately $3.5 million from Loral in exchange for dismissals of any rights of appeal by the parties.

Item 2.   Changes In Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earning from the operations of the Company, and its wholly owned subsidiary Global Energy Metering Service, Inc. (collectively the "Company"), projected costs and expenditures relating to the Company's interest in direct broadcasting satellite ("DBS") technology and development of its automated meter reading ("AMR") business, the availability of future debt and equity capital on commercially reasonable terms, costs and consulting costs in connection with FCC licenses and permits. Factors that could cause actual results to differ materially, include, in addition to other factors identified in this report, the availability of capital on commercially acceptable terms, the completion of a commercially viable AMR service, the dependence and uncertainty of utility companies to utilize such an AMR service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the service, the fulfillment of contract obligations by suppliers and other third parties, challenges to the Company's investments in DBS licensees and permitees, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in both AMR and DBS technology, results of the Company's financing efforts and marketing conditions, and other risk factors related to the Company's AMR business and DBS investments. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Item 6.   Exhibits and Reports on Form 8-k

          None

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DBS INDUSTRIES, INC.

DATE:    August 19, 1997        By: FRED W. THOMPSON
                                    Fred W. Thompson, President,
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    (Principal Executive Officer)