Form 10QSB
period 1997-09-30
DBS INDUSTRIES INC
filed 1997-11-14
CIK 857502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

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

Class of Securities                             Shares Outstanding
Common Stock, $.0004 Par Value                  as of September 30,1997
                                                     5,869,449


                Transitional Small  Business Disclosure Format:

                            YES: ______   NO:    X

                                     INDEX



PART I - FINANCIAL INFORMATION

                                                                         PAGE
ITEM  1. Financial Statements

 Condensed  Consolidated Balance Sheets:
 As of  September 30, 1997 (unaudited) and December 31, 1996 (audited)    3

 Condensed Consolidated Statements of Operations (unaudited):
 For the Three Months Ended September 30, 1997 and September 30, 1996;
 for the Nine Months Ended September 30, 1997 and September 30, 1996;
 and for the period from April 25, 1990 (Inception)to September 30, 1997  4

 Condensed Consolidated Statements of Cash Flows (unaudited):
 For the Nine Months Ended September 30, 1997 and September 30, 1996
 and for  the  period  from  April 25, 1990 (Inception) to September 30,
 1997                                                                     5

 Notes to Condensed Consolidated Financial Statements                     6


ITEM  2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9



PART II - OTHER INFORMATION


ITEM  1. Legal Proceedings                                               11

ITEM  2. Changes in Securities                                           11

ITEM  3. Defaults Upon Senior Securities                                 11

ITEM  4. Submission of Matters to a Vote of Security Holders             11

ITEM  5. Other Information                                               11

ITEM  6. Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                               12

                                    DBS INDUSTRIES, INC. AND SUBSIDIARY
                                       (A Development Stage Company)
                              PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  ASSETS

                                                September 30, 1997     December 31,
                                                (Unaudited)            1996
Current assets:
  Cash and cash equivalents                     $    876,327           $    402,588
  Restricted cash                                          0                300,000
  Prepaid and other current assets                   139,540                 68,944

    Total current assets                           1,015,867                771,532

Furniture and equipment (at cost)                     73,277                 73,277
Less accumulated depreciation                         43,354                 34,406

                                                      29,923                 38,871
Other assets:
  Investments in and advances to affiliated
companies                                          1,035,884              1,496,524
  Goodwill, net of accumulated amortization of        14,304                 29,841
$105,211 and $61,778, respectively
  Other assets                                             0              2,292,409

                                                   1,050,188              3,818,774

        Total assets                               2,095,978              4,629,177

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                              $    137,961           $    960,277
  Unearned revenue                                   400,000                400,000
  Line of Credit                                           0                295,000
  Accrued liabilities                                285,055                607,070
  Notes payable to stockholder                         2,000                      -
  Convertible debentures                                   0              4,640,000

    Total current liabilities                        825,016              6,902,347

Stockholders' equity (deficit):
  Preferred stock                                          -                      -
  Common stock                                         2,366                   2,351
  Capital in excess of par value                   4,661,669               4,605,026
  Warrants                                           112,500                 112,500
  Deficit accumulated during the
     development stage                            (3,420,573)             (6,908,046)
  Treasury stock                                     (85,000)                (85,000)

    Total stockholders' equity (deficit)           1,270,962              (2,273,169)

       Total liabilities and stockholders'
         equity (deficit)                          2,095,978               4,629,177


                                    DBS INDUSTRIES, INC. AND SUBSIDIARY
                                       (A Development Stage Company)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                 Three Months Ended          Nine Months Ended        April 25, 1990
                                 September 30,               September 30,            (Inception) to
                                 1997         1996           1997         1996        September 30, 1997

Revenue                          $       -    $     11,420   $        -   $   11,420  $   161,420

Cost and operating expenses:
  Cost of revenue                        -              -             -            -      127,580
  General and administrative        374,033        506,408    1,078,219    1,653,415    6,069,045
  Research and development           85,474        109,329      294,836      846,208    2,254,292
                                    459,507        615,737    1,373,055    2,499,623    8,450,917

     Loss from operations          (459,507)      (604,317)  (1,373,055)  (2,488,203)  (8,289,497)

Other income (expense):
  Interest, net                     (52,304)       (85,119)    (317,054)    (295,215)    (750,840)
  Equity in loss of investees,      (39,974)             -      (39,974)           -     (371,776)
    net
  Gain on sale of investment              -              -            -            -      836,478
  Gain (loss) on marketable      (1,003,714)             -    5,217,556            -    5,217,556
    equity securities
  Other, net                              -              -            -            -      (56,634)

                                 (1,095,992)       (85,119)   4,860,528     (295,215)   4,874,784

     Income (loss) before        (1,555,499)      (689,436)   3,487,473   (2,783,418)  (3,414,713)
       provision for income
       taxes and minority
       interests

Provision for income taxes                -          2,250            -        6,750       14,435

     Loss before minority        (1,555,499)      (691,686)   3,487,473   (2,790,168)  (3,429,148)
      interests

Minority interests in income              -              -            -            -        8,575
(loss) of consolidated
subsidiaries

     Net income (loss)          ($1,555,499)     $(691,686)  $3,487,473  $(2,790,168) $(3,420,573)

Net loss per share                    (0.26)         (0.12)        0.59        (0.49)

Weighted average number of        5,891,747      5,806,935    5,872,416    5,722,050
shares of common stock

                                    DBS INDUSTRIES, INC. AND SUBSIDIARY
                                       (A Development Stage Company)
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                              Nine Months Ended                               April 25, 1990
                                                              September 30,                                   (Inception) to
                                                              1997                   1996                     September 30, 1997

Net cash provided (used) in operating activities              $  2,353,675           $   (1,489,939)           $ (2,460,464)

Cash flows from investing activities:
  Proceeds from sale of investment                               2,753,049                        -               3,653,049
  Purchase of fixed assets                                               -                  (20,499)               (105,524)
  Organization costs                                                     -                        -                 (28,526)
  Investment to affiliates                                               -                        -                (896,811)
  Advances to affiliates                                                 -                        -                (214,511)
  Proceeds from affiliate advances                                       -                        -                 152,500
  Advances to officer                                                    -                        -                 (31,187)
  Purchase of investments                                                -               (2,453,347)             (2,292,409)
  Net assets of purchased subsidiaries                                   -                        -                (147,500)
  Cash transferred from Fi-Tek IV, Inc.                                  -                        -                 156,648
   pursuant to the merger and reorganization
  Cash of divested subsidiary                                            -                        -                    (277)
  Purchase of patents                                                    -                        -                 (18,251)

Net cash provided (used) by investing activities                 2,753,049               (2,473,846)                227,201

Cash flows from financial activities:
  Proceeds from credit line                                              0                  295,000                 295,000
  Restricted cash on credit line                                   300,000                        -                       0
  Payments on credit line                                         (295,000)                (300,000)               (295,000)
  Issuance of debentures                                                 -                3,000,000               4,710,000
  Issuance of common stock                                              15                  999,956               3,153,531
  Redemption of common stock warrants                                    -                        -                 (19,490)
  Stock issue costs                                                      -                        -                 (57,235)
  Purchase of shares                                                     -                        -                  (5,000)
  Payment of debentures                                         (4,640,000)                       -              (4,765,000)
  Proceeds from stockholders' loans                                  2,000                        -                 295,000
  Payment of stockholders' loans                                         -                        -                (202,216)

Net cash provided (used) by financing activities                (4,632,985)               3,994,956               3,109,590

Net increase (decrease) in cash                                    473,739                   31,171                 876,327

Cash and cash equivalents, beginning of period                     402,588                    3,743                       -

Cash and cash equivalents, end of period                     $     876,327             $     34,914            $    876,327

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

        The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at September 30, 1997, and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the interim period presented are not necessarily indicative of expected results for the full fiscal year.

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

NOTE 2  EQUITY IN INCOME & LOSSES OF INVESTEES

        The financial statements for the Company for the nine months ended September 30, 1997, does not reflect the Company's equity in income or losses of E-SAT. The net equity in such income or losses is not material to the Company's financial position at September 30, 1997, or its results of operations for the three and nine months then ended.

        On August 29, 1997, the Company received from EchoStar a letter of intent that confirms the conditions upon which EchoStar will grant an option to the Company to purchase shares of the common stock of E-SAT, Inc. If the parties reach an agreement, the Company will own an option to purchase from EchoStar sufficient shares to increase its ownership percentage from 20% to 80.1% of the common stock of E-SAT.

        The financial statements for the Company for the three and nine months ended September 30, 1997, reflect the Company's equity in the losses of Seimac Limited (Seimac) of $39,974 for the six months ended June 30, 1997. The Company was unable to obtain from Seimac financial information for the three months ended September 30, 1997. The net equity in such income or losses for the three months ended September 30, 1997, may not be material to the Company's financial position at September 30, 1997, or its results of operations for the three and nine months then ended. The Company's investment in Seimac as of September 30, 1997, was $578,072.

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

                     DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3  OTHER ASSETS, continued

        On April 21, 1997, the Superior Court of Santa Clara County awarded the Company damages of approximately $4.1 million, plus 50 percent annual interest. On August 17, 1997, the Company and Loral formally completed an agreement wherein the Company received a cash payment of approximately $3.5 million from Loral in exchange for dismissals of appeals by both parties.

        The agreement provides that the Company returned the Continental stock the Company acquired, that the Company acknowledge that all Continental stock held by the Company owned is invalid, and that the Company has no objection to the cancellation of that stock by Continental. The parties to the agreement released one another from all present or future claims connected with the allegations related to the action which gave rise to the agreement. The agreement provides that the Company cooperate with Loral in its request for information from the Company concerning Continental. The Company will provide the information requested without charge to Loral unless the Company can establish that the cost of its reasonable cooperation, and other costs, exceed the settlement amount.

        The excess of the settlement payment over the Company's carrying value for its interest in Continental of $1.2 million was recorded as a gain on Marketable Equity Securities for the three months ended September 30, 1997.

        On December 21, 1995, DBSC and EchoStar agreed to a merger, subject to government approval. Under the terms of the merger agreement, (1) both parties agreed to merge DBSC into a wholly owned subsidiary of EchoStar, and (2) DBSC shareholders were entitled to receive at their option, $7.99 in cash or .67417 shares of EchoStar common stock for each of the 973,148 DBSC shares not already owned by EchoStar. At December 31, 1996, the Company owned 401,107 shares of the common stock of DBSC. The requisite government approvals were obtained and the merger consummated on January 8, 1997. On January 23, 1997, the Company elected to exchange all of its 401,107 DBSC shares for 270,414 shares of EchoStar Class A common stock which was valued at $25.00 per share as of January 8, 1997, the effective date of the merger. In connection with this transaction, the Company recorded a gain of $6,221,270 in the three month period ended March 31, 1997. In accordance with Statement of Financial Accounting Standards No. 115 (Accounting For Certain Investments In Debt And Equity Securities), the Company classified this investment as "available for sale," and therefore recorded the unrealized loss as of June 30, 1997, of $2,535,131 as a separate component of stockholders' equity (deficit).

        On August 29, 1997, the Company completed an agreement with EchoStar to retire three convertible debentures, Series A, Series B and Series C, previously issued to EchoStar, in the aggregate principal amount of $4,640,000 together with accrued interest of $722,810.69 and certain legal fees and other expenses related to the transaction. In exchange for EchoStar's retirement of the debt, the Company transferred back to EchoStar 270,414 shares of EchoStar Class A common stock and made a cash payment of approximately $936,000 from the proceeds of its settlement with Loral. The value of the EchoStar shares was based on a per share price of $16.57 which represents the closing bid price on August 27, 1997, the date the parties initially agreed to the terms of the transaction.

NOTE 4  UNEARNED REVENUE

        The Company's wholly owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. These milestone payments are refundable if the contractee does not qualify GEMS' automatic meter reading system. As of September 30, 1997, the $400,000 in milestone payments received are reported as unearned revenue on the accompanying balance sheets.

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

        On August 29, 1997, the Company entered into an agreement with EchoStar to liquidate the Company's convertible debentures payable to EchoStar. The agreement called for the Company to pay the aggregate principal and accrued interest that amounted to $4,640,000 and $722,810.69, respectively. Payment was made by the Company when it transferred 270,414 shares of EchoStar Class A Common Stock. The deemed transfer price was $16.57 per share. The balance of the payment was made in cash. This transaction resulted in a loss of $2,535,131 in the quarter ended September 30, 1997.

        On April 1, 1997, the Company issued one-year Series D Convertible Debentures to private investors for proceeds of $32,501. Interest terms are similar to those of the Series A Convertible Debentures discussed above. Approximately 18,572 shares of Company common stock are being used as collateral. On September 30, 1997, the Series D Convertible Debentures, plus accrued interest, were paid in full.

        On May 8, 1997, the Company issued a one-year Series E Convertible Debenture to a private investor for proceeds of $75,000. Interest terms are similar to those of the Series A Convertible Debentures. Collateral for the loan was a security interest of 75,000 shares of Company common stock. On September 30, 1997, the Series E Convertible Debenture, plus accrued interest, was paid in full.

        The Company classified all borrowings under the above convertible debentures as current liabilities due to the Company's default in connection with the required quarterly payment of accrued interest.

NOTE 6  RELATED PARTY TRANSACTIONS

        On April 28, 1997, the Company's president made a bridge loan to the Company for $47,750 which was a personal guarantee to Pacific Bank for the Company's bank overdraft. As of September 30, 1997, the bank overdraft has been repaid, and the bridge loan is no longer necessary. On May 5, 1997, the Company's president loaned the Company another $2,000. The loan is classified on the balance sheet as note payable to stockholder.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

        On August 17, 1997, the Company and Loral Aerospace Holdings, Inc. ("Loral") formally executed an agreement wherein the Company received approximately $3.5 million from Loral in exchange for dismissals of appeals by both parties in the litigation concerning Continental Satellite Corporation. (See Part II, Item 1, "Legal Proceedings")

        On August 29, 1997 the Company completed an agreement with EchoStar Communications Corporation ("EchoStar") to retire three convertible debentures, Series A, Series B and Series C, previously issued to EchoStar, in the aggregate principal amount of $4,640,000 together with accrued interest of $722,810.69 and certain legal fees and other expenses related to the transaction. In exchange for EchoStar's retirement of the debt, the Company transferred back to EchoStar 270,414 shares of EchoStar Class A common stock (the "EchoStar Shares") and made a cash payment of approximately $936,000 from the proceeds of its settlement with Loral. The value of the EchoStar shares was based on a per share price of $16.57 which represents the closing bid price on August 27, 1997, the date the parties initially agreed to the terms of the transaction.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources other than the receipt, of (i) a minimal amount of inside capitalization funds at its inception, (ii) net proceeds in the amount of $166,175 from its public offering, (iii) gross proceeds of $70,000 from a sale of debentures, (iv) subscriptions representing gross proceeds of $2,024,588 in connection with five private placements of common stock, (v) gross proceeds of $342,750 from bridge loans made by the Company's president and two shareholders, (vi) gross proceeds of $1,056,500 from the sale of the Company's interest in the stock of a company holding a DBS license, (vii) gross proceeds of $4,747,501 from the sale of seven convertible debentures, (viii) $100,000 from the issuance of a note and (ix) gross proceeds of approximately $3.5 million in settlement of litigation concerning the Company's interest in Continental Satellite Corporation. Additionally, the Company had an established line of credit for $300,000 from Pacific Bank of Burlingame, California. As of September 30,1997, the line of credit has been repaid and the credit facility with Pacific Bank canceled.

     Stockholders' equity at September 30,1997 was $1,270,962 compared to stockholders' deficit of $2,273,169 at December 31, 1996. This increase is attributed primarily to a net gain of approximately $3.7 million when the Company completed an exchange of its DBSC shares for the EchoStar Shares in the first quarter of 1997 (as reported in the statement of operations for the quarter ended March 31, 1997) and subsequently divested (for approximately $4.4 million) as part of an August 29, 1997 agreement to repay all principal and interest accrued on debentures held by EchoStar. During the nine months ended September 30, 1997 the Company incurred approximately $200,000 of monthly operating costs which further reduced stockholders' equity. Current operating costs have been reduced significantly with the repayment of the Company's debentures as well as the settlement of the Loral litigation. Operating expenses for the remainder of the year are expected to average $90,000 per month, which will continually act to reduce stockholders' equity in the absence of the sale of additional equity.

     The consolidated balance sheet as of September 30, 1997 reflects $876,327 of cash and cash equivalents compared to $402,588 as of December 31, 1996. This increase is due to the receipt of proceeds from the Company's settlement with Loral. While the Company has sufficient cash to meet its needs in the near term, further resources will be needed to continue ongoing development of the Company's wholly owned subsidiary, GEMS', automatic meter reading ("AMR") business and the Company's operating activities. The Company anticipates monthly expenses of approximately $90,000 to continue for the balance of 1997. This includes approximately $55,000 per month for operating expenses, $15,000 per month for legal and consulting expenses, and $20,000 per month for GEMS' and E-SAT research & development. Accordingly, while cash resources presently available to the Company are sufficient to continue operations at their projected level through the end of 1997, additional capital will be necessary to expand operations or continue current operations into 1998. No assurances can be given that additional capital financing will be available when required or if it will be on terms favorable to the Company. The Company does not expect its automated meter reading operations to produce any significant revenue in 1997 or become profitable until 1999 at the earliest, and no assurance can be given as to this estimate. Beginning in July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite radio units. Under this agreement, the Company is eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. The Company has met the first four milestones of the contract and has received $400,000 in cash. These funds are classified as unearned revenue, and all such milestone payments are subject to refund if the Company fails to meet certain development and delivery milestones. Unless and until the Company is able to raise additional capital or become profitable through its subsidiary's automated meter reading operations, the Company's liquidity and capital resources will continue to be depleted. Historically, the Company has funded its operations and obligations through the private placement of equity securities and convertible debentures. The Company may continue to fund its commitments through these financing methods. However, no assurances can be given that the Company will be able to raise the necessary capital to meet its commitments. In the event the Company is unable to raise the necessary capital, its business objectives will be adversely affected.

      Total assets at September 30, 1997 were $2,095,978 compared to $4,629,177 at December 31, 1996. This decrease in assets is attributed to elimination of the Company's interest in Continental Satellite Corporation based on the settlement with Loral, as well as the return of 270,414 shares of EchoStar Class A Common Stock as part of an agreement to redeem all of the Company's debentures held by EchoStar. The largest components of total assets at
September 30, 1997 represent investments in and advances to affiliated companies of $1,035,884 and cash of $876,327. This compares to December 31 ,1996 when the largest components of total assets were Other Assets of $2,292,409 (Continental Satellite Corporation)and Investments in and advances to affiliated companies of $1,496,524. Advances to affiliated companies decreased due to the elimination of the Company's interest in DBSC valued at approximately $539,080 after a merger between EchoStar and DBSC in January 1997. (see the Company's 10-Q dated March 31, 1997.)

      Net cash used in operating activities for the nine month period ended September 30, 1997 was $2,063,438 compared to net cash used of $1,489,939 and $6,877,577 since inception. There was net cash provided by investing activities of $3,573,678 during the nine month period ended September 30, 1997, compared to net cash used by investing activities of $2,473,846 for the nine month period ended September 30, 1996, and net cash provided by investing activities of $1,047,830 since inception. Net cash used by financing activities was $1,036,501 for the nine months ended September 30, 1997 compared to net cash provided by financing activities of $3,994,956 for the nine month period ended September 30, 1996, and $6,706,074 since inception. The net cash used by financing activities for the nine months ended September 30, 1997 resulted from cash repayment of debentures totaling $1,043,501, offset by a loan to the Company.

RESULTS OF OPERATIONS

      The Company remains in the development stage and did not generate any significant revenues or net interest earnings in either the three month or nine month periods ended September 30, 1997, or September 30, 1996. Revenues from inception through September 30, 1997 were $161,420.

     The Company's net loss for the three month period ended September 30, 1997 was $1,555,499, compared to $691,686 for the three month period ended September 30,1996; a net profit of $3,487,473 for the nine month period ended September 30, 1997 compared to a net loss of $2,790,168 for the nine month period ended September 30,1996; and net loss of $3,420,573 since inception. The nine month net profit was due to the net gain on marketable equity securities of approximately $5.2 million offset by a $1.3 million loss from operations, and $317,054 net interest expense for the nine month period ended September 30, 1997. Loss from operations was $459,507 for the three month period ended September 30,1997, compared to a loss of $604,317 for the same three month period ending September 30,1996, and $1,373,055 for the nine month period ended September 30, 1997 compared to $2,488,203 for the nine month period ended September 30, 1996. Total loss from operations from inception was $8,289,497. General and administrative costs ("G&A") were $374,033 for the three month period ended September 30,1997, compared to $506,408 in the same three month period ended September 30,1996, and $1,078,219 for the nine month period ended September 30, 1997 compared to $1,653,415 for the nine month period ended September 30, 1996. Total G&A from inception through September 30, 1997 was $6,069,045. Research and development costs associated with GEMS was $85,474 for the three month period ended September 30,1997 compared to $109,329 for the three month period ended September 30,1996, and $294,836 for the nine month period ended September 30, 1997 compared to $846,208 for the nine month period ended September 30, 1996 and $2,254,292, since inception.

     The Company's accumulated deficit at September 30, 1997 was $3,420,573 compared to $6,908,046 at December 31, 1996. This decrease was due to a onetime gain on marketable securities of approximately $5.2 million and offset by the loss from operations and interest expense of approximately $2.8 million. The accumulated deficit will continue to increase unless and until the Company generates revenues from the operations of GEMS in such amounts so as to cover the Company's expenses. Revenues substantial enough to make the Company profitable are not expected to be generated until 1999, and no assurances can be given as to that estimate. The Company has been devoting a substantial amount of its financial and personnel resources toward developing the Company's AMR business.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

      On August 17, 1997 the Company formally completed a settlement agreement with Loral Aerospace Holding, Inc. ("Loral"). Pursuant to the settlement agreement, the Company received a cash settlement of approximately $3.5 million from Loral in exchange for dismissals of any rights of appeal, by both the Company and Loral, in connection with litigation concerning the ownership of certain shares of Continental Satellite Corporation held by the Company. (See the Company's Form 10-KSB for the year ended 12/31/96.)

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

Item 6.   Exhibits and Reports on Form 8-k

      The Company filed a report on Form 8-K on September 12, 1997 to announce the Company's agreement with EchoStar Communications Corporation ("EchoStar") redeeming all three convertible debentures held by EchoStar.

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DBS INDUSTRIES, INC.

DATE:    November 14, 1997         BY:  FRED W. THOMPSON
                                   Fred W. Thompson, President,
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   (Principal Executive Officer)