Form 10KSB
period 1997-12-31
DBS INDUSTRIES INC
filed 1998-04-15
CIK 857502

CONFORMED COPY

                                FORM 10-KSB

                    SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON DC. 20549

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve month period ending December 31, 1997

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

      As of March 31, 1998 the aggregate market value for the 4,245,147 shares of the common stock, par value $.0004 per share, held by non-affiliates was approximately $11,143,511.

      The number of shares outstanding of registrant's only class of common stock, as of March 31, 1998 was 5,910,236 shares of its common stock, par value $.0004 per share.

      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 12, 1998 are incorporated by reference into Part III.

      Exhibit Index is located at Page 13

                                      PART I

ITEM 1. BUSINESS

A.    GENERAL

      DBS Industries, Inc. ("DBSI" or the "Company") is designing and developing an automated meter reading ("AMR") service utilizing low earth orbit ("LEO") satellites. LEO satellites orbit the earth at regular intervals and, with the Company's technology, are capable of collecting data from energy meters in many hard-to-access locations and at a substantial reduction in the costs of manually retrieving such information. The Company is developing the hardware and software to accomplish these tasks as well as the potential for additional data collection applications such as the monitoring of vending machines. The AMR business is primarily conducted by the Company through its wholly-owned subsidiary Global Energy Metering Service, Inc. ("GEMS") and its 20% investment in E-Sat, Inc., a Colorado corporation ("E-Sat"). Further reference to the Company will also include its subsidiary, GEMS, unless stated otherwise.

      The Company's primary strategy is the development of the AMR business, targeting public utilities in the United States. The Company may also promote AMR and build additional value through various direct and indirect equity investments in communication technologies.

A1.   OWNERSHIP IN E-SAT AND LEO SATELLITE INDUSTRY BACKGROUND

      The technology of using LEO satellites to gather data has been in existence for over 20 years and has been used extensively in weather satellite applications worldwide. The commercial use of LEO satellites is in its infancy worldwide. Competition will be likely driven by the ability of each license holder to build and launch their LEO satellites and by the data services they propose to provide.

      E-Sat was incorporated in 1994 and is currently owned 20% by the Company and 80% by EchoStar Communications Corporation ("EchoStar"). In November 1994, E-Sat filed an application with the Federal Communications Commission ("FCC")
for  a  license  to  develop  a  commercial  LEO  satellite  system  for   data
transmission.

      In April, 1998 the Federal Communications Commission ("FCC") formally approved E-Sat's application for a LEO satellite license. E-Sat was one of five applicants requesting approval for essentially the same frequency band but proposing a different use. The applicants mutually agreed upon a spectrum sharing plan (the "Joint Proposal") which, essentially, requires the applicants to share an uplink and downlink frequency band with other satellite systems and terrestrial users of the band and to coordinate their operations with the other users. In October 1997, the FCC released a report and order which concluded that with use of appropriate transmission techniques, proper system coordination, the time-sharing of frequencies and the adoption of the Joint Proposal, there was sufficient spectrum to license all five applicants. Thereafter, E-Sat filed an amendment conforming its application to the rules and policies adopted by the FCC report and order which, ultimately, resulted in the FCC's approval of E-Sat's application. The total capital requirements for E-Sat's proposed data transmission system, including the anticipated six satellites and other start up costs, are estimated to exceed $60 million. In 1997, the Company funded E-Sat expenses of $385,671, which represents greater than 20% of E-Sat's total expenses for the year and includes advances made on behalf of EchoStar. The Company's percentage of ownership in E-Sat may be subject to dilution if it cannot meet future funding requirements and no assurances can be given that the Company will have sufficient resources to meet the financial requirements of E-Sat to maintain a leased interest in E-Sat's satellite capacity.

B.    GLOBAL ENERGY METERING SERVICES, INC.

      GEMS was incorporated in December 1994 to provide the service applications of the commercial LEO satellite technology developed through its predecessor company JPS Systems, Inc.("JPS"). In 1995, JPS was formally consolidated with GEMS and dissolved as a corporate entity. During the two years prior to consolidation, JPS developed the basic technology of reading data remotely by LEO satellites and conducted a proof of concept trial for Pacific Gas & Electric Co. ("PG&E") in California. This trial was completed in April 1995 and led to the development of a plan for GEMS to provide AMR solutions for hard-to-access meters owned by public utilities. This plan is intended to provide suppliers and consumers of the utility and petroleum industries worldwide remote data collection capabilities utilizing LEO satellite technology.

      In 1996, GEMS received a purchase order for LEO transmitters from ABB Power T&D Company, Inc. ("ABB") for its development of electric meters utilizing the Company's LEO satellite AMR technology. The Company also had an agreement with North American CLS, Inc. ("NACLS"), which provided a limited amount of LEO satellite capacity for trials of the Company's AMR applications with the Argos System, a satellite location and data collection system operated and controlled by the Centre National d' Etudes Spatiales (France) and the National Oceanic and Atmospheric Administration ("NOAA"). The Company's agreement for use of the Argos System expired on December 31, 1997 and certain governmental agencies have proposed limits on future commercial use of the Argos System. The expiration of the NACLS agreement and the proposed future limits have caused GEMS and ABB to suspend the purchase order. No assurances can be given that the purchase order will be reinstated or whether the terms of any future purchase order will be acceptable to the Company.

B1.   GEMS TECHNOLOGY BACKGROUND

      LEO satellites are particularly suited for AMR, especially in hard-to-access and rural applications. Many AMR applications require data only transmission at pre-scheduled intervals and the capacity requirements for AMR applications are relatively small compared to the requirements for the transmission of voice or video. LEO satellites require less power to operate than the larger geostationary satellites, such as DBS, translating into lower capital costs and smaller radios that can be integrated in the actual meter. A LEO satellite system is also generally less expensive to place into service than a DBS satellite system.

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

      A number of competitors are currently developing proposals to implement AMR at electric and natural gas utilities throughout the United States. Other proposed AMR technology solutions include terrestrial wireless radio technologies such as Specialized Mobile Radio, Cellular and Multiple Address Service licenses, unlicenced radios operating under Part 15 of the FCC Regulations, and hard wired technologies such as telephone, fiber optics, cable and power line carriers. While terrestrial wireless technology may be cost effective in the densely populated urban areas, it may not be cost effective to automate rural and hard-to-access areas; and it is in these niche market locations that GEMS intends to compete effectively by utilizing LEO satellite technology.

C.    OWNERSHIP IN SEIMAC LIMITED

      In November 1995, the Company purchased a 20% equity ownership interest in Seimac Limited ("Seimac"), a privately-held Canadian satellite radio design and manufacturing company, in exchange for 165,519 shares of the Company's common stock. Since 1994, GEMS has been working closely with Seimac to develop a satellite radio which is intended to be integrated into ABB's Alpha Stars<trademark> automated electric utility meter. Founded in 1975 in Nova Scotia, Canada, Seimac specializes in the development of remote data collection devices used primarily by global ocean research and military organizations for use in harsh, rugged environments. The Company has worked extensively with Seimac to develop a transmitter that will fit inside an electric meter and periodically transmit its data to a LEO satellite

D.    EMPLOYEES

      The Company and its subsidiary currently employ 9 people full-time.

E.    "SAFE HARBOR" STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION  REFORM
ACT

      With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earning from the operations of the Company, and its wholly owned subsidiary GEMS (collectively the "Company"), projected costs and expenditures relating to the Company's interest in and development of its automated meter reading ("AMR") business including funding requirements, the availability of future debt and equity capital on commercially reasonable terms, and consulting costs in connection with FCC licenses and permits. Factors that could cause actual results to differ materially, include, in addition to other factors identified in this report, requirements for additional capital for the proposed AMR service, the availability of capital on commercially acceptable terms, the completion of a commercially viable AMR service, the dependence and uncertainty of utility companies to utilize such an AMR service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the service, the fulfillment of contract obligations by suppliers and other third parties, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in the AMR technology, results of the Company's financing efforts and marketing conditions, and other risk factors related to the Company's AMR business. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.


ITEM 2. PROPERTIES

      On March 1, 1997, the Company and GEMS entered into a three year lease for approximately 2,300 square feet for their principal offices at 100 Shoreline Highway, Suite 190-A, Mill Valley, California, which expires in March 2000. The current monthly rent is approximately $5,900.


ITEM 3. LEGAL PROCEEDINGS

      None


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

                                                Common
            QUARTER ENDED                 HIGH BID  LOW BID

            March 31, 1996                  6.00      5.75
            June 30, 1996                   4.00      3.75
            September 30, 1996              2.38*     N/A
            December 31, 1996               2.00*     N/A
            March 31, 1997                  1.625*    N/A
            June 30, 1997                   1.125*    N/A
            September 30, 1997               .968*    N/A
            December 31, 1997                .531*    N/A

      These quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions. All per share prices have been adjusted to reflect the Company's 40-to-1 reverse stock split effected in February, 1996.

      As of March 31, 1998, the Company had approximately 502 stockholders of record. This number does not include stockholders who hold the Company's securities in street name.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

      In April, 1998 the FCC approved E-Sat's application for a LEO satellite license. E-Sat is owned 20% by the Company and 80% by EchoStar. E-Sat was one of five applicants requesting approval for essentially the same frequency band but proposing a different use. The applicants mutually agreed upon a spectrum sharing plan (the "Joint Proposal") which, essentially, requires the applicants to share an uplink and downlink frequency band with other satellite systems and terrestrial users of the band and to coordinate their operations with the other users of the bands. In October 1997, the FCC released a report and order which concluded that with use of appropriate transmission techniques, proper system coordination, time-sharing of frequencies and the adoption of the Joint Proposal, there was sufficient spectrum to license the five applicants. Thereafter, E-Sat filed an amendment conforming its application to the rules and policies adopted by the FCC report and order which, ultimately, resulted in the FCC approval of E-Sat's application

LIQUIDITY AND CAPITAL RESOURCES

      The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources other than the receipt, of (i) a minimal amount of inside capitalization funds at its inception, (ii) net proceeds in the amount of $166,175 from its public offering, (iii) gross proceeds of $70,000 from a sale of debentures, (iv) subscriptions representing gross proceeds of $2,024,588 in connection with five private placements of common stock, (v) gross proceeds of $342,750 from bridge loans made by the Company's president and two shareholders, (vi) gross proceeds of $1,056,500 from the sale of the Company's interest in the stock of a company holding a DBS license, (vii) gross proceeds of $4,747,501 from the sale of a seven convertible debentures,(viii) $100,000 from the issuance of a note and
(ix) gross proceeds of approximately $3.5 million settlement for the Company's interest in Continental Satellite Corp.

      Stockholders' equity at December 31, 1997 was $872,039 compared to stockholders' deficit of $2,273,169 at December 31, 1996. This increase is attributed primarily to a net gain of approximately $3.9 million for the EchoStar shares received by the Company on January 8, (as reported in the statement of operations for the quarter ended March 31, 1997) and subsequently divested (for approximately $4.4 million) as part of an August 29, 1997 agreement to repay all debentures with EchoStar. During the year ended December 31, 1997 the Company incurred approximately $200,000 of monthly operating costs which acted to reduce stockholders' equity further. Current operating costs have been reduced significantly with the repayment of the Company's Debentures as well as the settlement of the Loral Litigation. (See the Company's 10-QSB dated September 30, 1997.) Operating expenses for fiscal 1998 are expected to average $100,000 per month, which will continually act to reduce stockholders' equity in the absence of the sale of additional equity.

      The consolidated balance sheet as of December 31, 1997 reflects $383,054 of cash and cash equivalents compared to $402,588 as of December 31, 1996. The Company has insufficient cash to meet its needs in the near term and further resources will be needed to continue ongoing development of GEMS' automated meter reading ("AMR") business and the Company's operating activities. The Company anticipates monthly expenses of approximately $100,000 to continue for the balance of 1998. This includes approximately $75,000 per month for operating, legal and consulting expenses, and $25,000 per month for GEMS' and E-SAT research & development. Cash resources presently available to the Company are insufficient to continue operations at their projected level through the end of 1998 and additional capital will be necessary to continue operations at their current level or to expand operations during 1998. No assurances can be given that additional capital financing will be available when required or it if will be on terms favorable to the Company. The Company does not expect its automated meter reading operations to produce any significant revenue in 1998 or become profitable until 2001, due in part to delays in the approval of the Company's application for a LEO satellite license, at the earliest, and no assurance can be given as to this estimate. Beginning in July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite radio units. Under this agreement, the Company was eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. The Company met the first four milestones of the contract and has received $400,000 in cash. Currently, the Company and ABB have suspended their development under this agreement due to the expiration of the Company's agreement for use of the Argos system on December 31, 1997, and the proposed limit placed on future commercial use of the Argos system. Therefore, such milestone payments could be subject to refund, in whole or in part. Unless and until the Company is able to raise additional capital or become profitable through its subsidiary's automated meter reading operations, the Company's liquidity and capital resources will continue to be depleted. Historically, the Company has funded its operations and obligations through the private placement of equity securities and convertible debentures. The Company may continue to fund its commitments through these financing methods. However, no assurances can be given that the Company will be able to raise the necessary capital to meet its commitments. In the event the Company is unable to raise the necessary capital, its business objectives will be adversely affected.

      Total assets at December 31, 1997 were $1,785,543 compared to $4,629,177 at December 31, 1996. This change in assets is primarily attributed to elimination of the Company's interest in Continental Satellite Corporation based on the settlement with Loral, as well as the return of 270,414 shares of EchoStar Class A Common Stock as part of an agreement to redeem all of the Company's debentures held by EchoStar. The largest components of total assets at December 31, 1997 represent investments in and advances to affiliated companies of $1,248,649 and cash of $383,054. This compares to December 31 ,1996 when the largest components of total assets were Other Assets of $2,292,409 (Continental Satellite Corporation)and Investments in and advances to affiliated companies of $1,496,524. Advances to affiliated companies decreased due to the elimination of the Company's interest in DBSC valued at approximately $539,080 after a merger between EchoStar and DBSC in January 1997. (see the Company's 10-QSB dated March 31, 1997) and the Company's contributions and advances to E-Sat in the amount of $385,671, of which approximately $77,000 represented the Company's equity portion of E-Sat losses.

      Net cash used in operating activities was $2,972,153 during 1997 compared to net cash used of $1,639,464 during 1996 and net cash used of $7,786,293 since inception. There was net cash provided by investing activities of $3,883,565 during the year ended December 31, 1997, compared to net cash used by investing activities of $2,596,694 for the year ended December 31, 1996, and net cash provided by investing activities of $1,357,717 since inception. Net cash used by financing activities was $930,944 for the year ended December 31, 1997 compared to net cash provided by financing activities of $4,635,002 for the year ended December 31, 1996, and $6,811,630 since inception. The net cash used by financing activities during 1997 resulted from the cash repayment of debentures totaling $1,043,501, offset by a loan to the Company.

RESULTS OF OPERATIONS

      The Company remains in the development stage and did not generate any significant revenues or net interest earnings during 1997 compared to $11,420 in 1996. Revenues from inception were $161,420.

      The Company's net profit for the year ended December 31, 1997 was $3,068,917, compared to a net loss of $3,752,583 for the year ended December 31, and a net loss of $3,839,129 since inception. The net profit for the year ended December 31, 1997 was due to the net gain on the sale of marketable equity securities and the Company's equitable interest in a DBS licensee of approximately $5.2 million offset by a $1.7 million loss from operations, and $308,094 net interest expense for the year ended December 31, 1997. Loss from operations was $1,682,277 for the year ended December 31, 1997, compared to a loss of $3,323,765 for the year ended December 31, 1996. Total loss from operations from inception was $8,598,719. General and administrative costs
("G&A")  were  $1,472,162  for  year  ended  December  31,  1997,  compared  to

$2,245,588 for the year ended December 31, 1996. Total G&A from inception through December 31, 1997 was $6,462,988. Research and development costs associated with GEMS was $210,115 for the year ended December 31, 1997 compared to $1,078,747 for the year ended December 31, 1996, and $2,216,950 since inception.

      The Company's accumulated deficit at December 31, 1997 was $3,839,129 compared to $6,908,046 at December 31, 1996. This decrease was due to a onetime gain on the sale of marketable equity securities and the Company's equitable interest in a DBS licensee of approximately $5.2 million and offset by the loss from operations and interest expense of approximately $3 million. The accumulated deficit will continue to increase unless and until the Company generates revenues from the operations of GEMS in such amounts so as to cover the Company's expenses. Revenues substantial enough to make the Company profitable are not expected to be generated until 1999, and no assurances can be given as to that estimate. The Company has been devoting a substantial amount of its financial and personnel resources toward developing the Company's AMR business.


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


                                     PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The present directors and executive officers of the Company, their ages, positions held in the Company, and duration as such, are as follows:

NAME                POSITION                           AGE   PERIOD

Fred W. Thompson    Chairman of the Board, President,  55    December 1992 -
                    Chief Executive Officer and                present
                    Chief Financial Officer                  November 1993 -
                                                               present

Michael T. Schieber Director                           58    December 1992 -
                    Secretary                                  present

E.A. James Peretti  Director, President and            55    February 1996 -
                    Chief Executive Officer, GEMS              present

H. Tate Holt        Director                           46    February 1996 -
                                                               present

Jerome W. Carlson   Director                           61    May 1997 - present

The Company has adopted staggered terms for its Board of Directors. Messrs. Schieber and Holt will serve until the 1998 annual meeting of stockholders or until their successors have been elected, Messrs. Thompson and Peretti will serve until the 1999 annual meeting of stockholders or until their successors have been elected, Mr. Carlson will serve until the 2000 annual meeting of stockholders or until his successor has been elected.

CERTAIN SIGNIFICANT EMPLOYEES

      While the following person does not serve as a director or executive officer of the Company, he does serve as an executive officer or director of the Company's subsidiary and is considered to be a significant employee of that subsidiary.

Randall L. Smith  Executive vice-president, Chief   43  January 1996 - present
                  Engineer,
                  Director of GEMS
                  President and Director of GEMS        July 1995 - January 1996
                  President of JPS                      July 1993 - June 1995

BUSINESS EXPERIENCE

      The following is a brief account of the education and business experience during at least the past five years of each director, executive officer, and key employee, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

BIOGRAPHICAL INFORMATION

      FRED W. THOMPSON, serves as CHAIRMAN OF THE BOARD, PRESIDENT, AND CEO of the Company. He has over thirty years experience in the telecommunications industry. From 1983 to 1986, Mr. Thompson managed Inter Exchange Consultants, Inc., a company he founded, providing management, design and engineering services for initial cellular telephone operations in New York City, San Francisco, Los Angeles and other major cities in the U.S. From 1986 to 1990, Mr. Thompson devoted his time to consulting on various telecommunication matters as an independent contractor. His career of over 20 years with AT&T included various management positions in the Long Lines Department, Western Electric Company, Bell Labs and with several operating telephone companies. Mr. Thompson received a BS degree in Electrical Engineering from California Polytechnic.

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

      JEROME W. CARLSON, DIRECTOR appointed in May 1997, is currently President of Raljer, Inc., management consulting firm, and has held that position since January 1995. Previously, from 1984 to 1995, Mr. Carlson was the Chief Financial Officer, Vice President of Finance and Corporate Secretary for Triad Systems Corporation in Livermore, California. Mr. Carlson has over twenty years experience in both finance and general management positions with Hewlett Packard. Since 1995 he has assisted a number of businesses in developing and achieving certain strategic and tactical goals in their industries. Mr. Carlson is also an active director and advisor in several private companies. He holds a B.S. degree from the University of California at Davis and an M.B.A. from the Stanford Graduate School of Business.

      RANDALL L. SMITH, EXECUTIVE VICE PRESIDENT AND CHIEF ENGINEER OF GLOBAL ENERGY METERING SERVICE, INC. joined the Company in July 1993 as President of JPS Systems, Inc. Mr. Smith has been a key person in the development of the Automated Meter Reading Technology being adopted by the Company. During his previous 14 years at PG&E, his experience included managemet of energy, gas and electric automation, automatic meter reading and time use control, real-time pricing, tamper detection, and distribution generation dispatch. Mr. Smith is a licensed professional engineer in California and received a BS degree in Electrical Engineering from Michigan Technological University.

FAMILY RELATIONSHIPS

      There are no family relationships between any director, executive officer or key employee.


ITEM 10. EXECUTIVE COMPENSATION

      (A)   CASH COMPENSATION

      The following table provides certain summary information for the year ended December 31, 1997, concerning compensation in excess of $100,000 paid or accrued by the Company and its subsidiary to or on behalf of the Company's executives and/or employees.

                                    SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION     LONG-TERM COMPENSATION

                                                               OTHER               SECURITIES
NAME AND                                                       ANNUAL              UNDERLYING
PRINCIPAL POSITION      YEAR        SALARY         BONUS       COMPENSATION {(1)}  OPTIONS{(2)}

Fred W. Thompson        1997        $180,000{(3)}              $6,705              185,000
Chief Executive Officer 1996        $180,000{(4)}              $4,245              319,375{(5)}
                        1995{(6)}   $  30,000                  $2,577                4,500
                        1995        $  72,000                  $6,521                  0

E.A. James Peretti
CEO GEMS                1997        $155,000                   $3,732              150,000
                        1996        $155,000                   $  971              375,000
Randall Smith
Executive VP GEMS       1997        $125,000                   $2,385               75,000
                        1996        $125,000                   $2,216              131,875{(5)}



(1) Consists entirely of payment of insurance premiums.

(2) Common stock of DBS Industries, Inc.
(3) $80,000 paid in cash, $100,000 deferred pursuant to his employment agreement.
(4) $72,000 paid in cash, $108,000 deferred pursuant to his employment agreement.
(5) Includes 6,875 shares granted in April 1996 with vesting commencing as of December 31, 1995.
(6) For the transition period from August 1, 1995 to December 31, 1995.

      Mr. Thompson entered into an employment agreement with the Company on April 18, 1996 effective January 1, 1996. His annual salary under the agreement is $180,000, and includes non-qualified stock options to purchase 312,500 shares
of the Company's  common  stock.   Pursuant  to the agreement, the Company paid
$80,000 of Mr. Thompson's salary and the remaining  portion  has  been deferred
until  certain  financing requirements of the Company have been achieved.   The
Company has maintained a key person insurance policy on Mr. Thompson's life in the face amount of $2,000,000, and is the sole beneficiary of such policy. The Company also entered into employment contracts with E.A. James Peretti, CEO of
GEMS,  and  Randall Smith, Executive  VP  of  GEMS  and  Chief  Engineer.   Mr.
Peretti's agreement  includes  an  annual  salary of $155,000 and non-qualified
stock  options  to  purchase  375,000  shares of  common  stock.   Mr.  Smith's
agreement includes an annual salary of $125,000 and non-qualified stock options to purchase 125,000 shares of common stock.

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
subject to options under the Plan may be purchased for cash. Unless otherwise provided by the Board, an option granted under the Plan is exercisable for a term of ten years (or for a shorter period up to ten years). The Plan is administered by the Board of Directors and its Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The Plan may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each option is exercisable, only so long as the optionee remainsemployed by the Company. No option is transferable by the optionee other than by will or the laws of descent and distribution.

      During fiscal 1997 there was a substantial decrease in the market price of the Company's Common Stock due, in part, to regulatory delays including a delay in the approval of E-Sat's LEO satellite license application. As a result, the Compensation Committee repriced stock options in February and December of 1997. The repricing was done in an effort to retain the Company's quality employees and directors who had lost a significant portion of their financial interest in the Company because their options were "out of the money." In February 1997, the Company completed the first stock option repricing program for the Company's directors and employees in which stock options for 1,119,646 shares of Common Stock, originally issued with exercise prices ranging from $1.60 to $6.00 per share, were reissued with an exercise price of $1.375 per share, which approximated the fair market value on the date of repricing. In December 1997, the Company completed a second stock option repricing program for the Company's
employees  (including  employee  directors)   in   which   stock   options  for
approximately 1,135,726 shares of Common Stock, with an exercise price of $1.375, were reissued with exercise prices ranging from $0.531 to $0.584 per share, which approximated the fair market value on the date of repricing. The Company maintained the original vesting schedules.

      The Company intends to file one or more registration statements on Form S-8 under the Securities Act to register shares of common stock subject to stock options that will permit the resale of such shares, subject to vesting restrictions with the Company.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

      The General Corporation Law of the State of Delaware permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations. Article XII of the Company's certificate of incorporation states that the Company may provide indemnification ofits agents, including its officers and directors, for breach of duty to the Company to the maximum extent permitted by the General Corporation Law.
Article VI of the Bylaws provide that the Company shall, to the maximum extent and in the manner permitted in the Corporations Laws, indemnify each of its agents, including its Officers and Directors, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact any such person is or was an agent of the Company.

                 OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 1996

                                 Individual Grants

                   Number of   % of Total
                   Securities  Options
                   Underlying  Granted to    Exercise
                   Options     Employees     or Base
                   Granted     in Fiscal     Price       Expiration
NAME                1997         YEAR        ($/SH)      DATE

Fred W. Thompson   185,000        25%        $0.584      12/31/02
President, CEO

E.A. James Peretti 150,000        20%        $0.531      12/31/07
CEO GEMS

Randall Smith       75,000        10%        $0.531      12/31/07
Exec. VP GEMS

                          FISCAL YEAR-END OPTION VALUE *

                     Number of Securities           Value of Unexercised
                     Underlying Unexercised         In-the-Money
                     Options/SARS at FY End (#)     Options/SARS at FY End ($)

NAME                 EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
                     Options at December 31, 1997   Options at December 31, 1997

Fred W. Thompson     169,971 / 347,029                  $82,969 / $82,969
President, CEO

E.A. James Peretti   225,000 / 300,000                  $119,475 / $159,300
CEO GEMS

Randall Smith        105,074/ 133,676                   $55,795 / $70,982
Exec. VP GEMS

* Includes options which were repriced in February and December 1997. (See Item 10(b).)

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(A) & (B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 31, 1998, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of the Company's outstanding Common Stock, par value $.0004 per share. The table also sets forth the total number of shares of these securities owned by each director, director nominee and officer of the Company and of all directors, director nominees and officers as a group as of March 31, 1998, and all options and warrants exercisable through May 30, 1998.


                 NAME AND ADDRESS OF         BENEFICIALLY AND   PERCENT
TITLE OF CLASS   BENEFICIAL OWNER            RECORD OWNED*      OF CLASS

Common Stock     Fred W. Thompson            848,471 (1)          14.3%
                 109 William Avenue
                 Larkspur, CA  94939

Common Stock     Michael T. Schieber         316,489 (2)           5.4%
                 5520 Beverly Drive NE
                 Olympia, WA  98506

Common Stock     E.A. James Peretti          300,000 (3)           5.1%
                 8613 Paradise Lagoon Drive
                 Lucerne, CA  95458

Common Stock     H. Tate Holt                125,129 (4)           2.1%
                 240 Wilson Way
                 Larkspur, CA  94939

Common Stock     Jerome W. Carlson            75,000 (5)           1.3%
                 95 Mt. Vernon Lane
                 Atherton, CA 94027

Common Stock     Officers, Directors and   1,665,089              28.2%
                 Nominees as a Group
                 (5 persons)


* Includes options which were repriced in February and December 1997. (See Item 10(b).)

(1) Includes (i) 599,558 held in Thompson 1996 Revocable Trust and (ii) options to purchase 234,375 shares at $0.531 expiring January 1, 2006, and 4,375, 3,750, 3,663 and 2,750 common shares exercisable at $0.584 per share and expiring February 8, 1999, February 8, 1999, February 15, 2000, and December 31, 2000 respectively.

(2) Includes (i) 193,125 shares held jointly with spouse, Arlene Schieber, (ii) 6,505 held solely by Mr. Schieber, (iii) 3,075 held solely by Ms. Schieber, of which shares Mr. Schieber disclaims beneficial ownership, and (iv) options to purchase 6,250, 13,750, 6,250, 12,534 and 37,500 common shares all exercisable at $1.4375 per share which expire on November 22, 2003, February 15, 2005, December 31, 2005, February 15, 2006 and April 30, 2006, respectively, and 37,500 common shares exercisable at $1.00 which expire May 13, 2007.

(3) Options to purchase 300,000 common shares exercisable at $0.531 per share, which expire January 1, 2006.

(4) Includes (i) 4,821 held solely by Mr. Holt, and (ii) options to purchase 7,808 and 75,000 common shares all exercisable at $1.4375 per share which expire December 31, 2006 and April 30, 2006, respectively, and 37,500 common shares exercisable at $1.00 per share which expire May 13, 2007.

(5) Options to purchase common shares exercisable at $1.00 per share, which expire May 13, 2007.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1996 and 1997, the Company has not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to the knowledge of the Company, any director or executive officer, nominee, five percent beneficial security holder, or any member of the immediate family of the foregoing persons have, or will have a direct or indirect material interest.


                                      PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following Financial Statements pertaining to the Company are filed as part of this report:

           Report of Independent Accountants                         F-1

           Consolidated Balance Sheets                               F-2

           Consolidated Statements of Operations                     F-3

           Consolidated Statements of Stockholders' Equity (Deficit) F-4 to F-6

           Consolidated Statements of Cash Flows                     F-7

           Notes to Consolidated Financial Statements                F-8 to F-22


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
              S-18, No. 33-31868-D, effective May 11, 1990.

*     (3.2)   Restated  Certificate  of Incorporation, as adopted on August  8,
              1996.

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

*     (10.2)  Employment Agreement between Fred W.  Thompson  and  DBS  Network,
              Inc., dated September 1, 1992.

*     (10.3)  Employment  Agreement  between  Randall L. Smith and JPS Systems,
              Inc., dated July 1, 1993.

*     (10.4)  Employment Agreement between Ellen  D.  Coll  and  DBS Industries,
              Inc., dated March 1, 1993.

*     (10.5)  Stockholder Line of Credit and Investment Agreement  between  DBSN and Direct Broadcasting Satellite Corporation, dated January 24, 1993.

*     (10.5A) Promissory Note January 29,  1993  executed  by  Direct Broadcast
              Satellite Corporation issued pursuant to Stockholder Line of Credit and Investment Agreement.

*     (10.5B)  Promissory  Note  April  19,  1993 executed by Direct  Broadcast
               Satellite Corporation issued pursuant to Stockholder Line of Credit and Investment Agreement.

*     (10.5C)  Promissory  Note  August 1, 1993 executed  by  Direct  Broadcast
               Satellite Corporation issued pursuant to Stockholder Line of Credit and Investment Agreement.

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

*     (10.18)  DSAT Sale Agreement incorporated  by  reference  to the Company's
               Current Report on Form 8-K dated July 21, 1994.

*     (10.19)  AXION Sale Agreement incorporated by reference to  the  Company's
               Current Report on Form 8-K dated May 16, 1994.

*     (10.20)  AXION  Royalty  Agreement  incorporated  by  reference  to  the
               Company's Current Report on Form 8-K dated May 16, 1994.

*     (10.21)  Burlingame  Bank  Line  of Credit Agreement comprised of Business
               Loan Agreement and Promissory Note, both dated September 6, 1994.

*     (10.22)  Burlingame Bank Line of Credit Change in Terms Agreement.

*     (10.23)  Stock Purchase Agreement  between  Intraspace Corporation and DBS
               Industries, Inc. incorporated by reference to the Company's Current Report on Form 8-K dated 2/01/96.

*     (10.24)  DBS Industries, Inc. $3,000,000, Three Year Convertible Debenture
               Series B due January 12, 1999 incorporated by reference to the Company's Current Report on Form 8-K dated 2/01/96.

*     (10.25)  Memorandum of Understanding between ABB Power T&D Company, Inc.
               and Global Energy Metering Service, Inc. dated February 9, 1996.

*     (10.26)  Stock purchase Agreement between Seimac Limited and DBS
               Industries, Inc., comprised of Common Stock Exchange Agreement and Shareholders Agreement both dated December 13, 1995.

*     (10.27)  DBS Industries, Inc. $1,000,000, Three Year Convertible
               Debenture, Series A due July 1, 1998.

*     (10.28)  NACLS Contract No. 95/2475 and Schedule A dated 12/01/95.

*     (10.29)  Letter dated November 8, 1996 to Donald H. Gips, Chief,
               International Bureau, Federal Communications Commission, from William L. Fishman, Corporate Counsel to Direct Broadcasting Satellite Corporation.

*     (10.30)  DBS Industries, Inc. $640,000 Three Year Convertible Debenture,
               Series C, due December 31, 1999.

*     (10.31)  Employment Agreement between Fred W. Thompson and the Company, dated April 18, 1996.

*     (10.32)  Employment Agreement between Randall L. Smith and GEMS (the
               Company's subsidiary), dated March 1, 1996.

*     (10.33)  Employment Agreement between E.A. James Peretti and GEMS (the
               Company's subsidiary) dated April 18, 1996.

*     (10.34)  1996 Stock Option Plan.

      (21.1)   List of Subsidiaries of DBS Industries, Inc.


*Previously filed in, and incorporated by reference to, Form 10-K for Fiscal Years July 31, 1993 July 31, 1994, July 31, 1995, and December 31, 1995 and December 31, 1996 or Form 8-K where indicated.


      REPORTS ON FORM 8-K

      None.

                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, duly authorized.

Date:  April 14, 1998                     DBS INDUSTRIES, INC.



                                          By:   FRED W. THOMPSON
                                                Fred W. Thompson, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.


            NAME                          TITLE                  DATE


FRED W. THOMPSON
Fred W. Thompson                    President, Director,          April 14,1998
                                    Principal Executive Officer

E.A. JAMES PERETTI
E.A. James Peretti                  Director                      April 14,1998


MICHAEL T. SCHIEBER
Michael T. Schieber                 Director, Secretary           April 14, 1998


JEROME W. CARLSON                   Director                      April 14, 1998
Jerome W. Carlson


H. TATE HOLT                        Director                      April 14, 1998
H. Tate Holt



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                           DBS INDUSTRIES, INC. AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)












                              CONSOLIDATED FINANCIAL STATEMENTS


<PAGEF-1>

                            REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of DBS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of DBS Industries, Inc. and subsidiary (a development stage company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from April 25, 1990 (date of inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DBS Industries, Inc. and subsidiary as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended, and for the period from April 25, 1990 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operating activities since inception and will require additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





San Francisco, California
March 13, 1998, except for the second
paragraph of Note 13 as to which the
date is April 1, 1998


<PAGEF-2>

                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,
                              ASSETS                              1997              1996
Current assets:
  Cash and cash equivalents                                   $  383,054       $  402,588
  Restricted cash                                                   -             300,000
  Prepaid and other current assets                               119,265           68,944
                                                              ----------       ----------
      Total current assets                                       502,319          771,532
                                                              __________       __________

Furniture and equipment                                           73,277           73,277
Less accumulated depreciation                                     47,828           34,406
                                                              __________       __________
                                                                  25,449           38,871
                                                              ----------       ----------
Other assets:
  Investments in and advances to affiliated companies          1,248,649        1,496,524
  Goodwill, net of accumulated amortization of $81,864
    and $61,149 at December 31, 1997 and 1996,
    respectively                                                   9,126           29,841
  Other assets                                                      -           2,292,409
                                                              __________       __________
                                                               1,257,775        3,818,774
                                                              __________       __________
            Total assets                                      $1,785,543       $4,629,177
                                                              ==========       ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Convertible debentures                                      $     -          $4,640,000
  Line of credit                                                    -             295,000
  Accounts payable                                               152,485          960,277
  Accrued liabilities                                            145,019          499,070
  Deferred compensation payable to officer                       216,000          108,000
  Deferred revenues                                              400,000          400,000
                                                              __________       __________
          Total current liabilities                              913,504        6,902,347
                                                              ----------       ----------
Commitments (Note 6).

Stockholders' equity (deficit):
  Preferred stock, $.0004 par value; 5,000,000 shares
    authorized; none issued and outstanding                         -                -
  Common stock, $.0004 par value; 20,000,000 shares
    authorized; 5,882,928 and 5,827,509 shares
    issued and outstanding at December 31, 1997 and                2,373            2,351
    1996, respectively
  Capital in excess of par value                               4,681,295        4,605,026
  Warrants                                                       112,500          112,500
  Deficit accumulated during the development stage            (3,839,129)      (6,908,046)
  Less cost of common stock held in treasury (51,562
    shares as of December 31, 1997 and 1996)                     (85,000)         (85,000)
                                                              ___________      ___________

        Total stockholders' equity (deficit)                     872,039       (2,273,169)
                                                              ___________      ___________
           Total liabilities and stockholders'                $1,785,543       $4,629,177
                equity (deficit)
                                                              ===========      ===========


<PAGEF-3>

                    DBS INDUSTRIES, INC. AND SUBSIDIARY

                       (A DEVELOPMENT STAGE COMPANY)


                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             April 25, 1990
                                                                             (Inception) to
                                        December 31,       December 31,      December 31,
                                           1997                1996              1997
Revenue                                      -             $    11,420       $   161,420
                                        ------------       -----------       -----------
Costs and operating expenses:
  Cost of revenue                            -                  10,850           127,580
  Selling, general and                 $1,472,162            2,245,588         6,462,988
    administrative
  Research and development                210,115            1,078,747         2,169,571
                                       ----------           ----------       -----------
                                        1,682,277            3,335,185         8,760,139
                                       ----------           ----------       -----------
        Loss from operations           (1,682,277)          (3,323,765)       (8,598,719)
                                       ----------           ----------       -----------
Other income (expenses):
  Interest, net                          (308,094)            (395,298)         (741,880)
  Equity in loss of investments, net      (80,975)             (31,920)         (412,777)
  Gain on sale of investments           5,221,063                 -            6,057,541
  Other, net                                 -                    -              (56,634)
                                       ----------           -----------
                                        4,831,994             (427,218)        4,846,250
                                       ----------           -----------      -----------
    Income (loss) before provision
      for income taxes and minority
      interests                         3,149,717           (3,750,983)       (3,752,469)

Provision for income taxes                 80,800                1,600            95,235
                                       ----------          -----------
    Income (loss) before minority       3,068,917          (3,752,583)        (3,847,704)
      interests

Minority interests in losses of
  consolidated subsidiaries                  -                   -                 8,575
                                       ----------           -----------      -----------

Net income (loss)                      $3,068,917          $(3,752,583)      $(3,839,129)
                                       ==========          ===========       ===========

Basic income (loss) per share             $0.5234             $(0.6484)
                                      ===========          ===========

Diluted income (loss) per share           $0.4922             $(0.6484)
                                      ===========          ===========

Basic - shares used in per share        5,863,261            5,787,185
  computations                        ===========          ===========

Diluted - shares used in per share      6,235,144            5,787,185
  computations                        ===========          ===========



<PAGEF-4>

                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF

                        STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD FROM DECEMBER 31, 1990 TO DECEMBER 31, 1997




                                                                                                           DEFICIT      TOTAL
                                                                                                           ACCUMULATED  STOCK-
                                                  COMMON STOCK        CAPITAL                              DURING THE   HOLDERS'
                                                            PAR       EXCESS OF                TREASURY    DEVELOPMENT  EQUITY
                                                SHARES      VALUE     PAR VALUE    WARRANT     STOCK       STAGE        (DEFICIT)
Balance at December 31, 1990 of DBSN as
  restated pursuant to the merger on
  December 2, 1992                              301,000     $  120    $  46,375      -           -         $(219,990)   $(173,495)

Issuance of common stock for professional
  services at $.01 to $2.14 per share           520,000        208       47,542                                            47,750

Issuance of common stock for cash at $.01
  to $1.00 per share                            244,500         98      124,507      -           -              -         124,605

Stock issue costs for the twelve months
  ended December 31, 1991                          -           -        (15,774)     -           -              -         (15,774)

Net loss for the twelve months ended
  December 31, 1991                                -           -           -         -           -          (115,339)    (115,339)
                                              ---------       ----     --------    -----      ------        ---------    ---------

Balance at December 31, 1991                  1,065,500        426      202,650      -           -          (335,329)    (132,253)

Issuance of common stock for cash at $.01
  to $1.00 per share                          1,317,290        527      538,998      -           -              -         539,525

Issuance of common stock for professional
  services at $.01 to $.10 per share            214,240         86       12,338                                            12,424

Issuance of common stock in payment of
  stockholder loans:  June 1992 at $.01
  per share                                     230,000         92        2,208      -           -               -          2,300

Net loss for the seven months ended July 31,
  1992                                             -          -            -         -           -           (90,750)     (90,750)
                                              ---------      -----      -------    -----      ------        ---------     --------

Balance at July 31, 1992                      2,827,030      1,131      756,194      -           -          (426,079)     331,246

Shares of Fi-Tek IV, Inc. from August 3,
  1989, (inception) through December 2,
  1992                                          817,540        327      155,450      -           -              -         155,777

Issuance of common stock for cash at $.01
  to $3.20 per share                          1,313,926        527      998,088      -           -              -         998,615

Issuance of common stock for interest at
  $5.00 per share                                10,000          4        4,996      -           -              -           5,000

Issuance of common stock for JPS common
  stock on September 11, 1992 at $.80
  per share                                      61,447         24       49,134      -           -              -          49,158

Issuance of common stock for professional
  services on September 11, 1992 at $.10
  per share                                       6,679          3          665      -           -              -             668

CONTINUED;

<PAGEF-5>
                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF

                   STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED


          FOR THE PERIOD FROM DECEMBER 31, 1990 TO DECEMBER 31, 1997


                                                                                                        DEFICIT       TOTAL
                                                                                                        ACCUMULATED   STOCK-
                                              COMMON STOCK         CAPITAL IN                           DURING THE    HOLDERS'
                                                        PAR        EXCESS OF                 TREASURY   DEVELOPMENT   EQUITY
                                           SHARES       VALUE      PAR VALUE     WARRANTS     STOCK     STAGE         (DEFICIT)

Issuance of common stock in exchange
  for DBSC common stock on October 9,
  1992 at $2.00 per share                     6,375     $    2     $    12,748       -             -            -      $   12,750

Redemption of 97,450 common stock
  warrants on October 2, 1992 at
  $8.00 per share                              -           -           (19,490)      -             -            -         (19,490)

Issuance of common stock on December 2,
  1992 at closing of acquisition of
  DBSN as a finder's fee at $.0004
  per share                                 25,000           10           -          -             -            -              10

Issuance of common stock for Axion
  common stock during March 1993 at
  $1.60 per share                           50,000           20         79,980       -             -            -          80,000

Issuance of common stock for DBSC
  common stock on July 2, 1993 at
  $1.60 per share                          133,307           53        213,238       -             -            -         213,291

Stock issue costs for the period
  from August 1, 1992 through
  July 31, 1993                               -            -            (6,374)      -             -            -          (6,374)

Net loss for the twelve months
  ended July 31, 1993                         -            -              -          -             -       $(755,040)    (755,040)
                                         ---------       -----       ---------     ------        ------    ----------    ---------

Balance at July 31, 1993                 5,251,303       2,101       2,244,529       -             -       (1,181,119)  1,065,611

Issuance of common stock for
  1993 through April 1994)                 102,257          41         411,943       -             -             -        411,984

Stock issued in exchange for 46% of
  JPS stock on November 3, 1993              3,379           1          10,137       -             -             -         10,138

Stock issued for professional services:
  January 28, 1994, at $3.60 per share       5,331           2          19,188       -             -             -         19,190
  July 29, 1994, at $2.00 per share          3,833           2           7,663       -             -             -          7,665

Stock issued due to exercise of
  warrants, at $2.00 per share
  (March and April 1994)                     2,500           1           4,999       -             -             -          5,000

Stock issued for interest on July 31,
  1994, at $2.00 per share                   1,000        -              2,000       -             -             -          2,000

Purchase of shares of common stock
  on January 28, 1994, at $3,20 per
  share                                    (1,563)        -               -          -        $  (5,000)         -         (5,000)

Reacquisition of common stock pursuant
  to sale of investment in Axion in
  May 1994, at $1.60 per share            (50,000)        -               -          -          (80,000)         -        (80,000)

Net loss for the twelve months ended
  July 31, 1994                              -            -               -          -             -          (26,909)    (26,909)
                                         ---------      ------       ---------    -------      ---------    ----------  ----------

Balance at July 31, 1994                 5,318,039      $2,148       2,700,559                  (85,000)    (1,208,028)  1,409,679


<PAGEF-6>


                     DBS INDUSTRIES, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF

                   STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED


          FOR THE PERIOD FROM DECEMBER 31, 1990 TO DECEMBER 31, 1997

                                                                                                     DEFICIT         TOTAL
                                                                                                     ACCUMULATED     STOCK-
                                          COMMON STOCK      CAPITAL IN                               DURING THE      HOLDERS'
                                                   PAR      EXCESS OF                   TREASURY     DEVELOPMENT     EQUITY
                                       SHARES      VALUE    PAR VALUE      WARRANTS       STOCK      STAGE           (DEFICIT)
Stock issued for services:
  November 30, 1994, at $1.88
    per share                             10,000   $   4    $  18,796        -             -              -          $    18,800
  May 15, 1995, at $2.00 per share        10,724       4       21,443        -             -              -               21,447
  July 15, 1995, at $1.60 per share       11,373       5       18,192        -             -              -               18,197

Net loss for the twelve months ended
  July 31, 1995                             -         -          -           -             -         $(1,284,558)    $(1,284,558)
                                       ---------   -----    ---------      -----       --------      ------------

Balance at July 31, 1995               5,350,136   2,161    2,758,990                  $(85,000)      (2,492,586)        183,565

Issuance of common stock for 1% JPS
  common stock on September 21,
  1995 at $1.20 per share                 9,450        4       11,336        -             -                -             11,340

Issuance of common stock for 20%
  Seimac Limited common stock on
  December 13, 1995 at $4.00 per
  share                                 165,519       66      662,010        -             -               -  662,076
Issuance of common stock for
  professional services at
  $5.60 per share                         2,934              1 16,427               -            -                   -  16,428

Net loss for the five months ended                                                                     (662,877)       (662,877)
  December 31, 1995                            -          -           -             -            -

Balance at December 31, 1995             5,528,039   2,232    3,448,763           -            -85000 (3,155,463)     ( 210,532)

Warrants issued on January 13, 1996, to
  purchase 75,000     shares of common
  stock for services rendered at an
  exercise price of $7.30 per share
                                             -          -           -          $ 112,500       -             -         112,500
Issuance of common stock for cash:
  January 15, 1996, at $4.00 per
    share, less noncash
    issuance cost of $63,900              200,000         80     736,020            -          -             -         736,100
  February 15, 1996, at $5.20
    per share, less noncash
    issuance cost of $19,999               38,462         15     179,988            -          -             -         180,003

Stock issued for services:
  January 1 - June 30, 1996, at            22,743          9      85,277            -          -             -          85,286
    $3.75 per share
  August 15, 1996, at $4.80 per             6,018          2      28,884            -          -             -          28,886
    share
  September 21, 1996, at $5.60
    per share                               4,821          2      26,996            -          -             -          26,998
  July 1 - December 31, 1996, at            7,605          3      15,207            -          -             -          15,210
    $2.00 per share
  Placement fee associated with
    January 15 and February 15,
    1996, issuances settled through
    issuance of common stock               19,821          8      83,891            -          -             -          83,899

Net loss for the twelve months ended
  December  31, 1996                         -          -           -               -          -       (3,752,583)     (3,752,583)
                                         ---------     -----   ---------         -------    --------   -----------     -----------
Balance at December 31, 1996             5,827,509     2,351   4,605,026         112,500    (85,000)   (6,908,046)     (2,273,169)

Stock issued for services:
  January 31, 1997 at $1.69 per share        5,088         2       8,586            -          -             -              8,588
  February 14, 1997 at $1.75 per
    share                                    4,701         2       8,225            -          -             -              8,227
  February 28, 1997 at $2.00 per
    share                                    7,918         3      15,834            -          -             -             15,837
  March 31, 1997 at $1.63 per share            302      -            491            -          -             -                491
  April 10, 1997 at $2.00 per share          7,500         3      14,997            -          -             -             15,000
  April 30, 1997 at $1.50 per share            332      -            498            -          -             -                498
  June 30, 1997 at $1.13 per share          14,578         6      16,394            -          -             -             16,400
  July 9, 1997 at $0.75 per share           15,000         6      11,244            -          -             -             11,250

Net income for the twelve months ended
  December 31, 1997                           -         -           -               -           -       3,068,917       3,068,917
                                         ---------    ------  ----------        --------    ---------  ----------       ---------
                                         5,882,928    $2,373  $4,681,295        $112,500    $(85,000) $(3,839,129)      $ 872,039
                                         =========    ======  ==========        ========    ========= ============      =========


<PAGEF-7>



                  DBS INDUSTRIES, INC. AND SUBSIDIARY

                     (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                             APRIL 28,
                                                                                             1990
                                                                                             (INCEPTION) TO
                                                    DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                    1997                 1996                1997

Reconciliation of net income (loss) to net cash
  used in operating activities:
    Net income (loss)                               $   3,068,917        $   (3,752,583)     $    (3,839,129)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                    126,989               124,086              358,128
         Minority interest's share of net loss               -                     -                  (8,575)
         Noncash charges                                   76,293               268,878              510,546
         Equity in loss of investees, net                  80,875                31,920              429,829
         Gain on sale of investments                   (5,221,063)                 -              (6,057,541)
         Common stock issued as payment for
           interest                                          -                     -                   7,000
         Decrease (increase) in accounts
           receivable and other assets                    (50,000)               49,416             (115,299)
         Increase (decrease) in accounts payable
           and accrued liabilities                     (1,053,843)            1,238,819              528,748
         Increase in deferred revenues                       -                  400,000              400,000
                                                       -----------          -----------         ------------

           Net cash used in operating activities       (2,972,153)           (1,639,464)          (7,786,293)

Cash flows from investing activities:
  Proceeds from sale of investment                           -                     -                 900,000
  Proceeds from Loral settlement                        3,573,677                  -               3,573,677
  Purchase of fixed assets                                   -                  (20,499)            (105,524)
  Organization costs                                         -                     -                 (28,526)
  Advances to officer                                        -                     -                 (31,187)
  Purchase of interest in Continental                        -               (2,292,409)          (2,292,409)
  Advances to affiliates                                     -                  (56,757)           (213,160)
  Investments in affiliates                               309,888              (227,029)           (588,274)
  Net assets of purchased subsidiaries                       -                     -               (147,500)
  Cash transferred from Fi-Tek IV, Inc.
    pursuant to the merger and reorganization                -                     -                156,648
  Purchase of patents and other                              -                     -                (18,251)
  Proceeds from repayment of advances to
    affiliate                                                -                     -                152,500
  Cash of divested subsidiary                                -                     -                   (277)
  Restricted cash on line of credit                       300,000                  -                300,000
                                                        ---------            ------------         ----------
           Net cash provided by (used in)
             investing activities                       4,183,565            (2,596,694)          1,657,717
                                                        ---------            ------------         ----------
Cash flows from financing activities:
  Proceeds from (payment on) line of credit              (295,000)               (5,000)           (300,000)
  Issuance of debentures                                  107,501             3,640,000           4,817,501
  Issuance of common stock                                   -                1,000,002           3,153,516
  Redemption of common stock warrants                        -                     -                (19,490)
  Stock issue costs                                          -                     -                (57,235)
  Proceeds from stockholders' loans                       149,750                  -                442,750
  Payment of debentures                                (1,043,445)                 -             (1,168,445)
  Payment of stockholders' loans                         (149,750)                 -               (351,967)
  Purchase of shares                                         -                     -                 (5,000)
                                                       -----------           -----------         -----------
         Net cash provided by (used in) financing
           activities                                  (1,230,944)            4,635,002           6,511,630
                                                       -----------           -----------         -----------
            Net increase (decrease) in cash               (19,534)              398,844             383,054

Cash and cash equivalents, beginning of period            402,588                 3,743                -
                                                       ----------            -----------         -----------

Cash and cash equivalents, end of period              $   383,054            $  402,588          $  383,054
                                                      ===========            ==========          ===========
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                            $    11,456            $   40,695          $   57,651
                                                      ===========            ==========          ===========

  Income taxes                                        $     1,600            $    3,200          $   15,955
                                                      ===========            ==========          ==========
Supplemental Disclosures of Noncash Investing and Financing
  Activities (Note 11).



<PAGEF-8>



                      DBS INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  ORGANIZATION AND BASIS OF PRESENTATION:

These consolidated financial statements include the accounts of DBS Industries,
Inc.  (the  Company),  and  its  wholly owned    subsidiary,    Global   Energy
Metering    Service,   Inc.   ("GEMS").  Intercompany  transactions and balances
have been eliminated in consolidation.

The Company was organized as a Delaware corporation on  August  3, 1989.  Since
inception the Company has  been  in thedevelopment   stage.    The   Company's
financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these financial statements. Accordingly, the Company has relied primarily upon obtaining equity capital and debt financing to support its operations.

The Company does not expect revenue to exceed costs and expenses in 1998 and, accordingly, will continue to incur losses and negative cash flows from
operating   activities.    To   address financing   needs,   the   Company   is
pursuing        various       financing  alternatives.    These    circumstances
raise   substantial  doubt  about   the Company's  ability  to  continue  as  a
going    concern.     These   financial statements    do   not   reflect    any
adjustments that  might result from the outcome of this uncertainty.

On January 13, 1996, the Company's Board of Directors approved a one-for-forty reverse stock split of the Company's common stock. The reverse stock split was consummated in February 1996. All shares and per share amounts have been restated to retroactively reflect the reverse stock split.

In 1996, in connection with the reverse stock split, the Company amended its Articles of Incorporation to decrease its authorized shares of common stock and preferred stock to 100,000,000 and 5,000,000 shares, respectively. Additionally, the par values of the common and preferred stock were increased from $.00001 to $.0004 per share. These changes have also been retroactively reflected in these financial statements. In May 1997, the Company amended its Articles of Incorporation to decrease its authorized shares of common stock to 20,000,000.

The Company changed its fiscal year-end from July 31 to December 31, effective January 1, 1996.

On  September  11, 1992, the  Company's subsidiary,  DBSN   (dissolved  in  May
1995),  acquired  51%  of   the  voting shares   in  JPS  Systems,  Inc.  (JPS)
pursuant to a Stock Exchange Agreement in exchange for shares of DBSN's common stock which equated to 61,447 shares of the Company's common stock (the fiscal 1993 transaction). In November 1993, the Company acquired, from its president, additional shares of JPS common stock representing 46% of the issued and outstanding stock of JPS, pursuant to a stock exchange agreement in exchange for 3,379 shares of the Company's common stock (the fiscal 1994 transaction). In January 1994, DBSN transferred its 51% interest in JPS to the



<PAGEF-9>


                              DBS INDUSTRIES, INC. AND SUBSIDIARY

                                 (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1. ORGANIZATION AND BASIS OF PRESENTATION, continued:

Company. In January 1995, JPS repurchased shares of its common stock representing 2% of the issued and outstanding common stock of JPS.
In  May  1995,  JPS was dissolved, and  all  of its assets and  liabilities were transferred  to a newly  created wholly-owned  subsidiary of the Company,
GEMS.   In November  1995,  the  Company repurchased  shares  of the common stock of JPS representing the remaining 1% of the issued and outstanding common stock of its dissolved subsidiary in exchange for 9,450 shares of common stock of the Company. GEMS is a Delaware corporation in the development stage whose primary activity is the development of satellite and radio systems for use in automating the control and distribution of gas and electric power by utility companies.

The Company's investments in E-SAT Corporation and Seimac Limited, in which the Company has ownership interests of 20% each, are accounted for using the equity method. The Company's investment in Echostar Communication Inc. (Echostar) and interest in Continental Satellite Corporation were disposed of during 1997 (see Notes 3 and 5).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Hereafter, unless otherwise specified, all references to the "Company" include, DBS Industries, Inc. and its wholly- owned subsidiary.

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


<PAGEF-10>


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,   continued:

GOODWILL:

Goodwill   is  amortized  using  the straight-line   method   over   five
years.  Amortization expense charged  to  operations  for  the years ended
December  31,  1997  and   1996  was  $20,715 and $9,606, respectively.

INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (SFAS No. 109). Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future such amounts are based on enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income, net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

NET EARNINGS (LOSS) PER SHARE:

In  February  1997,  the   Financial Accounting  Standards  Board  issued
Statement  of  Financial  Accounting Standards  (SFAS)  No. 128, EARNINGS
PER    SHARE,    which   establishes standards    for    computing    and
presenting earnings (loss) per share. Under the new standards, basic earnings per share is computed based on the weighted average number
of  common  shares  outstanding  and excludes  any  potential   dilution;
diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. SFAS No. 128 is
effective  for  financial statements  issued  for  periods   ending  after
December   15,   1997   and  earlier  adoption  is  not  permitted.    The
financial statements presented have been prepared in accordance in SFAS No. 128 and earnings per share data for all prior periods presented have
been   restated   to  conform   with current year presentation.   Options
to   purchase  1,144,036  shares  of  common  stock  with  exercise prices ranging from $1.60 to $6.00 were outstanding as of December 31, 1996 and were excluded from the loss per share calculation for the year ended December 31, 1996 as they have the effect of decreasing loss per share.

RECENTLY      ISSUED      ACCOUNTING     PRONOUNCEMENTS:

In March 1997, Statement of Financial Accounting Standards No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, was issued and has been implemented by  the Company  for  the  year  ended  December  31,
1997. In June 1997, Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME and Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION were issued and are effective for the year ending December 31, 1998.


<PAGEF-11>


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued:

RECENTLY      ISSUED      ACCOUNTING   PRONOUNCEMENTS, continued:

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

3. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES:

Following is a summary of the  Company's significant investment activities:

DIRECT     BROADCASTING    SATELLITE   CORPORATION (DBSC):

DBSC is one  of  nine  permittees of  the      Federal      Communications
Commission (FCC) for Direct Broadcast Satellite (DBS) services. As of December 31, 1996, the Company owned approximately 25% of the common stock of DBSC. The Company accounted for its investment using the equity method. The Company's net equity investment in DBSC as of December 31, 1996 was $539,080.

On  December  21,  1995,  DBSC   and  Echostar agreed to a merger, subject
to government approval. Under the terms of the merger agreement, (1) both parties agreed to merge DBSC into a wholly owned subsidiary of
Echostar, and (2) DBSC shareholders would be entitled to receive at their option, $7.99 in cash or .67417 shares of Echostar common stock for each of the 973,148 DBSC shares not already owned by Echostar. At December 31, 1996, the Company owned 401,107 shares of the common stock of DBSC. The requisite government approvals were obtained and the merger consummated on January 8, 1997. On January 23,
1997,   the   Company   elected   to  exchange  all  of  its 401,107  DBSC
shares   for   270,414   shares   of  Echostar  common  stock  which   was
valued at $25.00 per share as of January 8, 1997, the effective date of the merger. In connection with this transaction, the Company recorded a gain of approximately $6,200,000 in its first quarter of 1997.

On August 29, 1997,  the  Company  transferred the 270,414 shares back to
Echostar   in   exchange    for    the  retirement of certain debentures (Note
5)  and  recognized  a  loss  on  such transfer    of    approximately   $2.3
million.


<PAGEF-12>



                              DBS INDUSTRIES, INC. AND SUBSIDIARY

                                 (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, continued:

DIRECT    BROADCASTING     SATELLITE  CORPORATION (DBSC), continued:

Following  is  a  summary  of DBSC's  financial  position  as  of December
31, 1996:

                                                             DECEMBER 31,
                                                                 1996
                                                             (UNAUDITED)

                  Current assets                             $      20,046
                  Other assets                                  52,373,192
                                                             -------------
                     Total assets                            $  52,393,238
                                                             =============

                 Current liabilities                         $     186,748
                 Long-term debt                                 50,887,763
                 Stockholders' equity                            1,318,727
                                                             -------------
                    Total liabilities and stockholders'
                      equity                                 $  52,393,238
                                                             =============

DBSC's losses for the year ended  December  31,  1996 (unaudited)   amounted  to
$310,172.

The  Company's  equity  in losses of DBSC was $76,922 for    the    year   ended
December 31, 1996 and was recorded in December 1996 when financial information became available.

E-SAT CORPORATION (E-SAT):

In   October   1994,   the Company    and    Echostar  formed   E-SAT   for the
purpose of filing with the FCC   for   a  license  to operate a low  earth orbit
satellite  system.   E-SAT filed  with  the   FCC  on  November 16, 1994.  The
Company  holds   a    20% interest  in  E-SAT.   The Company's total investments
in  and advances   to  E-SAT  were  $127,265       as       of  December   31,
1997   and  1996.   The investment  is accounted  for  using the equity  method.
The Company's equity in losses of  E-SAT  for  the  years ended  December  31,
1997 and 1996  were $66,469 and $385,  respectively.   The equity in  losses
for the years ended December 31, 1997 and 1996 were recorded in December 1997 and 1996 when financial information became available. As of December
31, 1997, the Company  had a  receivable  of $632,865 from     Echostar    which
represents  the  excess of advances to date to  E-SAT in     excess    of    its
proportionate 20% share of its  investee's  financing requirements.

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


<PAGEF-13>



                              DBS INDUSTRIES, INC. AND SUBSIDIARY

                                 (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3. INVESTMENTS IN AND ADVANCES TO  AFFILIATED COMPANIES, continued:

SEIMAC LIMITED, continued:

as  of  November 30, 1995. This   excess   is   being amortized over a period of
five      years.       The amortization    of    this excess book value amounted
to $92,851 for the years ended December 31, 1997 and 1996. This investment is accounted for using the equity method.

For the years ended December 31, 1997 and 1996, the Company has recorded its proportionate share of Seimac Limited's net (loss) income of
$(14,506)   and   $45,387, respectively.          The Company's   investment  in
Seimac Limited as of December 31, 1997 and 1996 was $510,689 and $618,046, respectively.

Following   is  a  summary  of Seimac's  unaudited  financial position as  of
December  31, 1997    and   1996   and   its  unaudited      results      of
operations for the years ended December 31, 1997 and 1996:



                                           DECEMBER 31,             DECEMBER 31,
                                              1997                     1996
                                                          (UNAUDITED)

       Current assets                    $    1,037,165           $    1,201,477
       Other assets                             974,888                1,352,364
                                         --------------           --------------
           Total assets                  $    2,012,053           $    2,553,841
                                         ==============           ==============

       Current liabilities               $      329,887           $      469,421
       Long-term debt                           733,973                  597,407
       Shareholders' equity                     948,194                1,487,013
                                         --------------           --------------

                                         $    2,012,053           $    2,553,841
                                         ==============           ==============
       Net sales                         $    1,569,043           $    1,607,128
                                         ==============           ==============
       Net income (loss)                 $      (72,527)          $      226,935
                                         ==============           ==============

CONTINENTAL    SATELLITE  CORPORATION  (CONTINENTAL):

On January 12, 1996, the Company entered into a stock purchase agreement with a third party (the Seller) to acquire 72,030 shares of common stock of Continental in exchange for approximately $2,300,000 in cash. A $50,000 advance was paid to the seller in December 1995. Continental has received one of the nine DBS licenses awarded by the FCC.

In connection  with this agreement,  the  Company issued   a   three-year,
Series   B   convertible debenture  (Note  6)  to Echostar on  January 12,
1996  for  proceeds   of $3,000,000.


<PAGEF-14>


                              DBS INDUSTRIES, INC. AND SUBSIDIARY

                                 (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, continued:

CONTINENTAL SATELLITE  CORPORATION (CONTINENTAL),   continued:

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

The agreement provides  that   the Company  return  the Continental    stock
the Company acquired,  that  the Company  acknowledge that all Continental
stock  held  by  the Company   owned   is invalid,   and  that the Company  has
no objection   to   the cancellation of that stock by Continental.     The
parties to  the agreement   released one another from all present   or  future
claims connected with the allegations related to the action   which  give
rise to the agreement.

The excess of the settlement   payment over  the  Company's carrying  value  for
its  interest    in Continental  of $1.2 million was recorded as a gain on sale of investment  for  the year ended December 31, 1997.

4. LINE OF CREDIT:

The Company  maintained  a $300,000  line  of  credit with a bank.  The line was
collateralized     by    a $300,000  certificate   of deposit.  As      of
December  31,  1996,   the Company   had  outstanding borrowings   of   $295,000
under this line of credit. As of December 31, 1997, $295,000 had been repaid and the credit facility was discontinued.


5. CONVERTIBLE DEBENTURES:

On July 1,  1995,  the Company issued Convertible Debenture 1995 Series A to the majority shareholder of E-SAT, Echostar, and received $1,000,000 in proceeds pursuant to this issuance in August 1995. Interest on the debt accrued, and was payable, quarterly at prime plus 2% for a period of three years. As collateral for the loan, Echostar held a security interest in 125,000 shares of DBSC common stock and 2,000 shares of E-SAT common stock held by the Company.



<PAGEF-15>



5. CONVERTIBLE DEBENTURES,  continued:

On January 12, 1996, the Company issued a three-year Series B Convertible Debenture to Echostar for proceeds of $3,000,000. Interest terms were similar to those of the Series A Convertible Debenture discussed above. As collateral for the loan, Echostar has a security interest in 72,030 shares of common stock of Continental and 200,000 shares of common stock of DBSC held by the Company.

On  December 5, 1996,  the Company  issued  a  three-year  Series C Convertible
Debenture  to Echostar for proceeds   of    $640,000.  Interest     terms were
similar  to those  of  the Series    A    Convertible  Debentures  discussed
above. As collateral for the loan, Echostar held a security interest in the remaining 76,107 shares of common stock of DBSC held by the Company.

As of December 31, 1996, the Company classified all borrowings under the above convertible debentures as current liabilities due to the Company's default in
connection     with    the  required quarterly payment  of accrued interest.

The  interest  payable  to Echostar     under     the aforementioned  debentures
amounted to $405,794 as of December 31, 1996.

On August 29, 1997, the Company completed an agreement with Echostar to retire three convertible debentures, Series A, Series B, and Series C, issued to Echostar with accrued interest of $722,811 and certain legal
fees  and  other  expenses related to  the    transaction.   In exchange
for Echostar's retirement of the debt, the Company transferred back to Echostar 270,414 shares of Echostar Class A common stock and made a cash payment of approximately $936,000 from the proceeds of its settlement with Loral (Note 3). The value of the Echostar shares was determined based on a per share price of $16.57 which represented the closing bid price on August 27, 1997, the date the parties initially agreed to the terms of the transaction.


6. COMMITMENTS:

OPERATING LEASES:

The Company and its wholly-owned subsidiary, GEMS, lease their facilities under noncancelable operating leases which run concurrently and expire in March
2000.   Minimum future   rental payments  under  the leases,    are    as
follows:

                     YEAR ENDING
                    DECEMBER 31,
                        1998                                $      68,130
                        1999                                       68,130
                        2000                                       11,355
                                                            -------------
                                                            $     147,615
                                                            =============


<PAGEF-16>


6. COMMITMENTS, continued:

Total rent expense was   $66,592  and $74,808   for  the years  ended
December  31, 1997 and 1996, respectively.

7. STOCKHOLDERS' EQUITY:

COMMON STOCK:

The Company's Certificate of Incorporation,  as amended   in   May 1997,
authorizes the issuance of 20,000,000  shares of   common  stock with a  par
value of $.0004 per share.   Each record  holder  of common   stock  is
entitled  to   one vote    for   each share held  on all matters   properly
submitted  to  the stockholders   for their vote.  Cumulative  voting
for  the  election of  directors   is not  permitted  by the Certificate of
Incorporation.

PREFERRED STOCK:

The Company's Certificate ofIncorporation,  as amended in May 1997,   authorizes
the  issuance   of 5,000,000   shares of preferred stock with par value  of
$.0004  per share.  The    Board    of Directors  of  the Company is
authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the
relative    rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company as of December 31, 1997.

NONEMPLOYEE  STOCK WARRANTS:

On January 13, 1996, the Company issued warrants for the purchase of 75,000 shares of the Company's common stock at an exercise price of $7.30. On
December 31, 1997, the Company replaced these with new warrants at   an exercise
price   of  $1.44. These warrants were  issued   for services  rendered and are
exercisable through January 2006.  As of December  31, 1997 none    of   these
warrants have been exercised.

On July 9, 1997, the Company issued warrants for the purchase of 200,000 shares of the Company's common stock at an exercise price of $0.50 per share. These warrants were issued in connection with a $100,000 short-term loan made
by a stockholder of the  Company.   As of   December  31, 1997, the loan had
been repaid.

None of the non-employee stock warrants were exercised as of December 31, 1997.


<PAGEF-17>



                              DBS INDUSTRIES, INC. AND SUBSIDIARY

                                 (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7. STOCKHOLDERS' EQUITY,   continued:

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

Information   with respect to activity under these plans as consolidated in the  1996  Plan is set forth below:

                                                                         Outstanding Options and Warrants
                                                                                                          Weighted
                                                                                                          Average
                                                 Number of        Price Per           Aggregate           Exercise
                                                   SHARES           SHARE               PRICE             PRICE

              Balance, January 1, 1996               16,281       $0.40-$6.00         $   52,476          $3.40
                Options granted                   1,017,535       $4.75-$5.60          5,241,115           5.15
                Options exercised                      -               -                    -               -
                Options terminated                     -               -                    -               -
                                                  ---------                           ----------

              Balance, December 31, 1996          1,180,116       $0.40-$6.00          5,793,591           4.91

                Options granted                   1,373,843       $0.53-$1.44            980,835           0.71
                Options exercised                      -               -                   -                -
                Options terminated               (1,135,726)      $0.40-$6.00         (5,502,778)          4.83
                                                 ----------                           -----------

              Balance, December 31, 1997          1,418,233       $0.40-$5.60       $  1,271,648           0.90
                                                 ==========                         ============



<PAGEF-18>



                              DBS INDUSTRIES, INC. AND SUBSIDIARY

                                 (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7. STOCKHOLDERS' EQUITY, continued:

EMPLOYEE   STOCK OPTIONS      AND WARRANTS, continued:

The    following table summarizes information with respect to stock options and
warrants outstanding   at December     31, 1997:

                                                                              Options and Warrants
                               Options and Warrants Outstanding                    Exercisable

                                   Weighted                        Weighted
                     Number        Average          Weighted       Number        Weighted
        Range of     Outstanding   Remaining        Average        Exercisable   Average
        EXERCISE     AT            Contractual      Exercise       AT            Exercise
        PRICE        12/31/97      Life (YEARS)     PRICE          12/31/97      PRICE

        $0.53-       1,342,949          8.19        $0.73          879,887       $0.79
        $1.44

        $1.60-          36,875          6.55        $2.39           36,875        2.39
        $2.80

        $3.00-          38,409          8.06        $5.23           38,409        5.23
        $5.60
                     ---------                                     -------
                     1,418,233                                     955,171
                     =========                                     =======



The following information concerning the Company's stock option plans is provided in accordance with Statement of Financial Accounting Standards
No.   123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS  No. 123).  The
Company accounts for   such plans   in accordance with   APB No. 25 and
related interpretations.

The weighted average fair value of the options and warrants granted or
modified  for the years ended December 31,   1997 and  1996, was  $0.90
and $4.62, respectively. The   fair value   of each stock  option  is
estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                    1997                1996

Risk free interest rate             5.70%               6.11%
Expected life                       8.2 years           5.5 years
Volatility                          80%                 104%
Dividend yield                       -                    -



<PAGEF-19>


                              DBS INDUSTRIES, INC. AND SUBSIDIARY

                                 (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7. STOCKHOLDERS' EQUITY, continued:

EMPLOYEE STOCK OPTIONS AND WARRANTS, continued:

The  following pro forma  net income  (loss) information has been prepared
following  the provision   of SFAS No. 123:


                                              DECEMBER 31,          DECEMBER 31,
                                                   1997                 1996
Net income (loss)     As Reported             $3,068,917            $(3,752,583)

                      Pro forma               $3,036,571            $(5,916,026)

Net income (loss)     As Reported                $0.5234               $(0.6484)

  per share           Pro forma                  $0.5211               $(1.0223)


In February 1997, the Company completed a stock option repricing program in which 1,119,646 stock options, originally issued with exercise prices ranging from $1.60 to $6.00 per share, were reissued with an exercise price of $1.44 per share, which approximated fair market value.

In December 1997, the Company completed a second voluntary stock option repricing program in which approximately 1,135,726 stock options, originally issued with an exercise price of $1.44 per share were reissued with exercise prices ranging from $0.53 to $0.58 per share. These repriced options are generally exercisable over four years and the Company has maintained the vesting schedule from the original grants.

8. RELATED  PARTY  TRANSACTIONS:

In August 1995, the Company entered into consulting agreements with two directors of the Company. The Company incurred approximately $29,000 in consulting expenses in connection with these agreements during the year ended December 31, 1996. In January 1997, the Company began to defer payment of a portion of all future compensation of the Company's president. The deferred compensation balances were $216,000 and $108,000 as of December 31, 1997 and 1996, respectively.

On  April 28, 1997, the Company's president provided a  bridge loan   to
the Company for $47,750 representing collateral funds pledged to Pacific Bank for the Company's bank overdraft. As of December 31, 1997, both the
bank overdraft and   the bridge loan have been repaid.


<PAGEF-20>


                              DBS INDUSTRIES, INC. AND SUBSIDIARY

                                 (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. RELATED PARTY TRANSACTIONS, continued:

During 1997, the Company borrowed $100,000 under   a loan agreement with    a
stockholder. Borrowings under the agreement were unsecured and bore interest at 8% per annum. All borrowings and accrued interest were repaid as of December 31, 1997.

Refer  to Notes   3 and     6 (DBSC and E-SAT) for disclosures regarding related
party transactions   with EchoStar.


9. INCOME TAXES:

The provision for income taxes for all periods presented relates to current minimum taxes.

The estimated tax effect of significant temporary differences and carryforwards
that gave rise   to deferred income tax assets as of December 31,  1997 and
1996 is as  follows:

                                                   DECEMBER 31, 1997            DECEMBER 31, 1996
                                      FEDERAL    STATE     FEDERAL    STATE
Deferred tax liability                    -         -           -              -
Deferred tax assets:
  Net operating loss carryforwards     706,000   108,000   1,700,000   165,000
  Research and development credit       95,000      -         79,000    35,000
    carryforwards
  Excess of tax over book basis of
    investments, and other deferred     12,000     2,000     300,000    55,000
    compensation
                                       -------   -------  ----------   -------
      Net deferred tax assets          813,000   110,000   2,079,000   255,000

Valuation allowance                   (813,000) (110,000) (2,079,000) (255,000)
                                      --------  --------  ----------  --------
      Net deferred tax                    -         -           -         -
                                      ========  ========  ==========  ========


Due to the uncertainty of realization, a valuation allowance has been provided to offset the net deferred tax assets. The (decrease) increase in the valuation allowance was approximately $(1,411,000) and $1,402,000 during the years ended
December 31, 1997 and 1996, respectively. The provision for income taxes differs from the amount which would arise by applying the combined statutory income tax rate of approximately 40% due to changes in the deferred tax valuation allowance.

As of December 31, 1997, the Company has net operating loss carryforwards of approximately $2,078,000 and $1,758,000 for federal income tax purposes and California state franchise tax purposes, respectively. The Company has also research and development credit carryforwards of $95,000 and $0 for federal income tax purposes and California state franchise tax purposes, respectively.
Such carryforwards expire in varying amounts between 1998 and 2012.


<PAGEF-21>



9. INCOME TAXES,  continued:

As a result of changes enacted by the 1986 Tax Reform Act, utilization of net operating loss and tax credit carryforwards may be limited due to equity transactions occurring on or after May 6, 1986.


10. CONCENTRATION OF CREDIT RISK:

The Company periodically maintains cash balances at banks in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

Sales to one customer represented all Company sales in the year ended
December 31, 1996.

11. SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 1996, the following noncash activities occurred:

The Company issued 41,187 of its shares of common stock to certain individuals in consideration for services rendered. These shares were valued at $156,380.

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

The Company issued 55,419 of its shares of common stock to certain individuals in consideration for services rendered. These shares were valued at $76,293.

On January 23, 1997, the Company elected to exchange all of its 401,107 DBSC shares for 270,414 shares of Echostar common stock which were valued at approximately $539,000 and $6,760,000, respectively.

On August 29, 1997, the Company settled all principal and accrued interest balances outstanding under its convertible debentures (Note 6), in exchange for 270,414 shares of Echostar common stock and a cash payment of approximately
$936,000.

12.  SUBSEQUENT   EVENTS:

In January 1998, the Company created Newstar Limited, a wholly owned subsidiary organized under the Laws of the Republic of Bermuda.

In April 1998, the Federal Communications Commission approved E-SAT's application for a Low Earth Orbit Satellite license.



