Form 10KSB/A
period 1997-12-31
DBS INDUSTRIES INC
filed 1998-04-29
CIK 857502

CONFORMED COPY

                      FORM 10-KSB/A
        (AMENDMENT NO. 1 - FILED APRIL 29, 1998)
           SECURITIES AND EXCHANGE COMMISSION

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

                                 SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION        LONG-TERM COMPENSATION
                                                             OTHER             SECURITIES
NAME AND                                                     ANNUAL            UNDERLYING
PRINCIPAL POSITION      YEAR        SALARY         BONUS     COMPENSATION{(1)}
OPTIONS{(2)}

Fred W. Thompson        1997        $180,000{(3)}            $    6,705        185,000
Chief Executive Officer 1996        $180,000{(4)}            $    4,245        319,375{(5)}
                        1995{(6)}   $ 30,000                 $    2,577          4,500
                        1995        $ 72,000                 $    6,521            0

E.A. James Peretti      1997        $155,000                 $    3,732        150,000
CEO GEMS                1996        $155,000                 $      971        375,000

Randall Smith           1997        $125,000                 $    2,385         75,000
Executive VP GEMS       1996        $125,000                 $    2,216        131,875{(5)}



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

     (B)   COMPENSATION PURSUANT TO STOCK OPTION PLAN

     The Company has established a 1996 Stock Option Plan (the "Plan") to serve as a vehicle to attract and retain the services of key employees and to help such key employees realize a direct proprietary interest in the Company. The Plan provides for the grant of non-statutory and incentive stock options. The exercise price of any incentive stock option granted under the Plan may not be less than 100% of the fair market value of the common stock of the Company on the date of grant. The fair market value for which an option may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the Plan may be purchased for cash. Unless otherwise provided by the Board, an option granted under the Plan is exercisable for a term of ten years (or for a shorter period up to ten years). The Plan is administered by the Board of Directors and its Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The Plan may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each option is exercisable only so long as the optionee remains employed by the Company. No option is transferable by the optionee other than by will or the laws of descent and distribution.

     During fiscal 1997 there was a substantial decrease in the market price of the Company's Common Stock due, in part, to regulatory delays including a delay in the approval of E-Sat's LEO satellite license application. As a result, the Compensation Committee repriced stock options in February and December of 1997. The repricing was done in an effort to retain the Company's quality employees and directors who had lost a significant portion of their financial interest in the Company because their options were "out of the money." In February 1997, the Company completed the first stock option repricing program for the Company's directors and employees in which stock options for 1,119,646 shares of Common Stock, originally issued with exercise prices ranging from $1.60 to $6.00 per share, were reissued with an exercise price of $1.4375 per share, which approximated the fair market value on the date of repricing. In December 1997, the Company completed a second stock option repricing program for the Company's employees (including employee directors) in which stock options for approximately 1,135,726 shares of Common Stock, originally issued with an exercise price of $1.4375, were reissued with exercise prices ranging from $0.531 to $0.584 per share, which approximated the fair market value on the date of repricing. The Company maintained the original vesting schedules.

     The Company intends to file one or more registration statements on Form S-8 under the Securities Act to register shares of common stock subject to stock options that will permit the resale of such shares, subject to vesting restrictions with the Company.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     The General Corporation Law of the State of Delaware permits indemnifi-cation of directors, officers, and employees of corporations under certain conditions subject to certain limitations. Article XII of the Company's certificate of incorporation states that the Company may provide indemnification of its agents, including its officers and directors, for breach of duty to the Company to the maximum extent permitted by the General Corporation Law.
Article VI of the Bylaws provide that the Company shall, to the maximum extent and in the manner permitted in the Corporations Laws, indemnify each of its agents, including its Officers and Directors, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact any such person is or was an agent of the Company.

                 OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 1997

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

Randall Smith            105,074 / 133,676           $55,795 / $70,982
Exec. VP GEMS

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

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, duly authorized.

Date:  April 24, 1998                       DBS INDUSTRIES, INC.



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


        NAME                       TITLE                        DATE


FRED W. THOMPSON
Fred W. Thompson                   President, Director,         April 24, 1998
                                   Principal Executive Officer

E.A. JAMES PERETTI
E.A. James Peretti                 Director                     April 24, 1998


MICHAEL T. SCHIEBER
Michael T. Schieber                Director, Secretary          April 27, 1998


JEROME W. CARLSON
Jerome W. Carlson                  Director                     April 27, 1998


H. TATE HOLT
H. Tate Holt                       Director                     April 24, 1998



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.