Form 10QSB
period 1998-03-31
DBS INDUSTRIES INC
filed 1998-05-20
CIK 857502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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

Class of Securities                             Shares Outstanding
Common Stock, $.0004 Par Value                  as of  April 30, 1998
                                                      5,910,236


                Transitional Small  Business Disclosure Format:

                            YES: ______   NO:    X

                                     INDEX



PART I - FINANCIAL INFORMATION

                                                                         PAGE
ITEM  1. Financial Statements

 Condensed  Consolidated Balance Sheets:
 As of  March 31, 1998 (unaudited) and December 31, 1997 (audited)        3

 Condensed Consolidated Statements of Operations (unaudited):
 For the Three Months Ended March 31, 1998 and March 31, 1997
 and  for the period from April 25, 1990 (Inception)  to  March  31,
 1998                                                                     4

 Condensed Consolidated Statements of Cash Flows (unaudited):
 For the Three Months Ended March 31, 1998 and March 31, 1997
 and for  the  period  from  April 25, 1990 (Inception) to March 31,
 1998                                                                     5

 Notes to Condensed Consolidated Financial Statements                     6


ITEM  2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8

PART II - OTHER INFORMATION


ITEM  1. Legal Proceedings                                               10

ITEM  2. Changes in Securities                                           10

ITEM  3. Defaults Upon Senior Securities                                 10

ITEM  4. Submission of Matters to a Vote of Security Holders             10

ITEM  5. Other Information                                               10

ITEM  6. Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                               13

                            DBS INDUSTRIES, INC. AND SUBSIDIARY
                               (A Development Stage Company)
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                           March 31                December 31,
                                            1998                       1997
                                         (Unaudited)                (Audited)
Current assets:
Cash and cash equivalents            $     128,199               $     383,054
Prepaid and other current assets           115,957                     119,265
                                     -------------               -------------
Total current assets                       244,156                     502,319
                                     -------------               -------------
Furniture and equipment (at cost)           73,277                      73,277
Less accumulated depreciation               50,758                      47,828
                                     -------------               -------------
                                            22,519                      25,449
                                     -------------               -------------
Other assets:
Investments in and advances to
   affiliated companies                  1,453,497                   1,248,649
Goodwill, net of accumulated
   amortization of $85,541 and $81,864,
   respectively                              5,449                       9,126
                                     -------------               -------------
                                         1,458,946                   1,257,775
                                     -------------               -------------
Total assets                         $   1,725,621               $   1,785,543
                                     =============               =============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                         478,475                     152,485
  Deferred revenue                         400,000                     400,000
  Accrued liabilities                      133,101                     145,019
  Deferred compensation                    234,231                     216,000
                                     -------------                ------------
    Total current liabilities            1,245,807                     913,504

Stockholders' equity:
  Preferred stock                                -                           -
  Common stock                               2,383                       2,373
  Capital in excess of par value         4,695,201                   4,681,295
  Warrants                                 112,500                     112,500
  Deficit accumulated during the
    development stage                   (4,245,270)                 (3,839,129)
  Treasury stock                           (85,000)                    (85,000)
                                     -------------                ------------
    Total stockholders' equity             479,814                     872,039
                                     -------------                ------------
      Total liabilities and
        stockholders' equity         $   1,725,621                $  1,785,543
                                     =============                ============

                     DBS INDUSTRIES, INC. AND SUBSIDIARY
                        (A Development Stage Company)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                                 April 25, 1990
                                     Three Months Ended         (Inception) to
                                          March 31,                 March 31,
                                     1998           1997              1998

Revenue                          $        -      $        -      $     161,420
                                 ----------      ----------      -------------
Cost and operating expenses:
   Cost of revenue                        -               -            127,580
   General and administrative       305,482         368,592          6,768,470
   Research and development          98,982         118,137          2,268,553
                                 ----------      ----------       ------------
                                    404,464         486,729          9,164,603
                                 ----------      ----------       ------------
     Loss from operations          (404,464)       (486,729)        (9,003,183)
                                 ----------      ----------       ------------
Other income (expense):
   Interest, net                     (1,678)       (128,015)          (743,558)
   Equity in loss of investees, net       -               -           (412,777)
   Gain on sale of investment             -       6,221,270          6,057,541
   Other, net                             -               -            (56,634)
                                  ---------     -----------       ------------
                                     (1,678)      6,093,255          4,844,572

   Profit (loss) before provision  (406,142)      5,606,526         (4,158,611)
     income taxes and minority
     interests

Provision for income taxes                -               -             95,235
                                  ---------     -----------        -----------
  Profit (loss) before minority    (406,142)      5,606,526         (4,253,846)
    interests
Minority interests in income of
  consolidated subsidiaries               -               -              8,575
                                  ----------    -----------        -----------
     Net income (loss)           $ (406,142)    $ 5,606,526        $(4,245,271)
                                 ===========    ===========        ===========

Basic net income (loss) per
   share                         $    (0.07)     $     0.96
                                 ===========     ==========
Diluted net income (loss) per
   share                         $    (0.07)     $     0.95
                                 ===========     ==========

Weighted average number of
  shares of common stock,
  basic                           5,896,906       5,836,122
                                ===========      ==========
Weighted average number of
  shares of common stock,
  diluted                         5,896,906       5,892,447
                                ===========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                April 25, 1990
                                      Three Months Ended        (Inception) to
                                            March 31,              March 31,
                                       1998            1997            1998
Net cash used in operating
   activities                     $   (50,007)    $  (422,588)   $  (7,836,300)
                                  ------------    ------------   ---------------
Cash flows from investing
   activities:
  Proceeds from sale of investment         -               -           900,000
  Proceeds from Loral settlement           -               -         3,573,677
  Purchase of fixed assets                 -               -          (105,524)
  Organization costs                       -               -           (28,526)
  Investment in affiliates           (204,848)             -          (872,826)
  Advances to affiliates                   -               -          (213,160)
  Proceeds from affiliates advances        -               -           152,500
  Advances to officer                      -               -           (31,187)
  Purchase of interest in Continental      -               -        (2,292,409)
  Net assets of purchased subsidiaries     -               -          (147,500)
  Cash transferred from Fi-Tek IV, Inc.
    pursuant to the merger and
    reorganization                         -               -           156,648
  Cash of divested subsidiary              -               -              (277)
  Purchase of patents                      -               -           (18,251)
  Restricted cash on credit line           -               -           300,000
                                   -----------      ---------    -------------
Net cash provided by investing
  activities                         (204,848)             0         1,452,869
                                   -----------      ---------    --------------
Cash flows from financing
  activities:
  Proceeds from credit line                -               -          (300,000)
  Issuance of debentures                   -               -         4,817,501
  Issuance of common stock                 -          20,000         3,153,516
  Issuance of common stock warrants        -               -           (19,490)
  Stock issue costs                        -               -           (57,235)
  Purchase of shares                       -               -            (5,000)
  Payment of debentures                    -               -        (1,168,445)
  Proceeds from stockholders' loan         -               -           442,750
  Payment of stockholders' loan            -               -          (351,967)
                                   ----------       ---------     -------------
Net cash provided by financing
  activities                               0          20,000         6,511,630
                                   ----------       ---------      ------------
Net increase (decrease) in cash      (254,855)      (402,588)          128,199

Cash and cash equivalents,
  beginning of period                 383,054        402,588                 -
                                  -----------       ---------       -----------
Cash and cash equivalents,
  end of period                   $   128,199     $        0        $  128,199
                                  ============      =========       ==========

The accompany notes are an integral part of these condensed consolidated financial statements.

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

        The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at March 31, 1998, and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the interim period presented are not necessarily indicative of expected results for the full fiscal year.

        Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in DBSI's 1997 Annual Report to Shareholders.


NOTE 2  EQUITY IN INCOME & LOSSES OF INVESTEES

        E-SAT Corporation

        In October 1994, the Company and Echostar Communications, Inc. formed E-SAT for the purpose of filing with the Federal Communications Commission for a license to operate a low earth satellite system. E-SAT filed a license application with the Federal Communications
        Commission on November 16, 1994. In April 1998, the FCC formally approved E-Sat's application. The Company holds a 20% interest in E-SAT. The Company's total investments in and advances to E-SAT were $409,723 as of March 31, 1998. The investment is accounted for using the equity method. The Company's equity in losses of E-SAT for the three months ended March 31, 1998 were $56,492. As of March 31, 1998, the Company had a receivable of $858,831 from Echostar which represents the excess of advances to date to E-SAT in excess of its proportionate 20% share of its investee's financing requirements.


        Seimac Limited

        On November 30, 1995, the Company acquired 232,829 shares representing 20% of the voting shares of common stock of Seimac Limited, a Canadian company, pursuant to a stock purchase and exchange agreement in exchange for 165,519 shares of common stock of the Company, valued at $662,010. The company's investment of $662,010 was $464,255 in excess of the Company's proportionate share of the net book value as of November 30, 1995. This excess is being amortized over a period of five years. The amortization of this excess book value amounted to $23,213 for the months ended March 31, 1998. This investment is accounted for using the equity method. On April 30, 1998, the company sold its entire interest in Seimac. (See Note 6)

                          DBS INDUSTRIES, INC. AND SUBSIDIARY
                             (A Development Stage Company)
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3      UNEARNED REVENUE

      The Company's wholly owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. These milestone payments are refundable if the contractee does not qualify GEMS' automatic meter reading system. As of March 31, 1998, this purchase order had been suspended by both parties due to the Company's limited access to the Argos System. The $400,000 in milestone payments received are reported as unearned revenue on the accompanying balance sheets.


NOTE 4      NET INCOME (LOSS) PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflects financial statements issued for periods ending after December 15, 1997. The financial statements presented have been restated to conform with current year presentation. Options and warrants to purchase 1,418,233 shares of common stock with exercise prices from $.40 to $5.60 were outstanding as of March 31, 1998 and were excluded from the loss per share calculation for the quarter then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 1,180,116 shares of common stock with exercise prices from $.40 to $6.00 were outstanding as of March 31, 1997 and were included in the computation of earnings.


NOTE 5      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related information" were issued and are effective for the year ending December 31, 1998. The Company has not determined the impact of the implementation of these pronouncements.


NOTE 6      SUBSEQUENT EVENTS

      As discussed in NOTE 2, the Federal Communications Commission ("FCC") formally approved E-SAT's application for a LEO satellite license in April 1998.

      On April 30, 1998 , the company received $200,000 in cash and had approximately $70,000 of debt forgiven, in exchange for returning the 232,829 Seimac shares it owned. The company expects to record a loss of approximately $200,000 with respect to this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On April 30, 1998, the Company divested its interest in Seimac Limited in exchange for $200,000 and forgiveness of approximately $70,000 of debt owed to Seimac. At March 31, 1998 the Company's investment in Seimac was valued at approximately $485,000. The net result of this divestiture will be a net loss on investment of approximately $215,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources other than the receipt, of (i) a minimal amount of inside capitalization funds at its inception, (ii) net proceeds in the amount of $166,175 from its public offering, (iii) gross proceeds of $70,000 from a sale of debentures, (iv) subscriptions representing gross proceeds of $2,024,588 in connection with five private placements of common stock, (v) gross proceeds of $342,750 from bridge loans made by the Company's president and shareholders, (vi) gross proceeds of $1,056,500 from the sale of the Company's interest in the stock of a company holding a DBS license, (vii) gross proceeds of $4,747,501 from the sale of a seven convertible debentures, (viii) $100,000 from the issuance of a note and (ix) gross proceeds of approximately $3.5 million settlement for the Company's interest in Continental Satellite Corp.

     Stockholders' equity was $479,814 at March 31, 1998 compared to $872,039 at December 31, 1997 a decrease of 45%, resulting from continued operating costs associated with the development of the Company's business. The Company continues to incur approximately $100,000 of monthly operating costs which will continually act to reduce stockholders' equity in the absence of the sale of additional equity.

     The consolidated balance sheet as of March 31, 1998 reflects cash and cash equivalents of $128,199 compared to $383,054 as of December 31, 1997 a decrease of 66.5% from the prior period. Cash will continue to be used by the Company for the ongoing development of the E-Sat low earth orbit satellite system, GEMS' automatic meter reading ("AMR") business and the Company's
operating activities.   The  Company anticipates monthly expenses to average
approximately $100,000 per month for the current period which includes approximately $75,000 per month for operating, legal and consulting expenses, and $25,000 per month for GEMS & E-SAT research & Development. However, expenses will continue to increase with the demands of developing the E-sat license and business applications. Accordingly, cash resources presently available to the Company are not sufficient to continue operations at their projected level, and additional capital will be necessary to expand operations
or continue current operations.   No assurances can be given that additional
capital financing will be available when required or it if will be on terms favorable to the Company. The Company does not expect its automated meter reading operations to produce any significant revenue in 1998 or become profitable until 2003 at the earliest, and no assurance can be given as to this estimate. Beginning in July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite
radio units.   Under this agreement,  the Company was eligible to receive up to
$500,000 towards development costs upon meeting the milestone requirements of the contract. The Company met the first four milestones of the contract and has received $400,000 in cash. Currently, the Company and ABB have suspended their development under this agreement due to the expiration of the Company's agreement for the use of the Argos system on December 31 1997, and the proposed limit placed on future commercial use of the Argos system. Therefore, such milestone payments could be subject to refund, in whole or in part. These funds are currently classified as unearned revenue. Unless and until the Company is able to raise additional capital or become profitable through its subsidiary's automated meter reading operations, the Company's liquidity and capital
resources will continue to be depleted.   Historically, the Company has funded
its operations and obligations through the private placement of equity securities and convertible debentures. The Company may continue to fund its commitments through these financing methods. However, no assurances can be given that the Company will be able to raise the necessary capital to meet its commitments. In the event the Company is unable to raise the necessary capital, its business objectives will be adversely affected.

     Total assets at March 31, 1998 were $1,725,621 compared to $1,785,543 at
December 31,  1997.   The largest components of total assets represent
investments in and advances to affiliated companies of $1,453,497. This compares to investments in and advances to affiliated companies of $1,248,649 at December 31, 1997. This increase was due primarily to the continued contributions and advances made to E-Sat by the Company in excess of its 20% ownership. (See: Note 2 Equity In Income & Losses Of Investees)

     Net cash used in operating activities for the three month period ended March 31, 1998 was $50,007, compared with $422,588 for the three month period ended March 31, 1997, and $7,836,300 for the period from inception through March 31, 1998. Net cash used in operating activities have significantly decreased from the same period in 1997 due primarily to repayment of all debentures and settlement of the Loral Litigation. (See: The Company's 10Q-SB dated 9/30/97).

     Net cash used in investing activities for the three month period ended March 31, 1998 was $204,848 compared to no net cash used at March 31, 1997, and net cash provided of $1,452,869 for the period from inception through March 13, 1998 attributed primarily to Proceeds from the Loral Settlement of Approximately $3.5 million.

      The were no Cash flows from financing activities for the three month period ended March 31, 1998, compared to $64,110 at March 31, 1997 and $6,511,630 for the period from inception through March 31, 1998.

RESULTS OF OPERATIONS

     The Company remains in the development stage and did not generate any revenues or net interest earnings in either the three month period ended March 31, 1998, or March 31, 1997. Revenues from inception through March 31, 1997 were $161,420.

     The Company's net loss for the three month period ended March 31,1998 was $406,142 compared to a net profit of $5,606,526 for the three month period ended March 31, 1997. Net loss from inception through the period ended March 31, 1998 was $4,245,271. In the three month period ended March 31, 1997, the Company's net profit was due primarily to a one-time gain on marketable equity securities of approximately $6.2 million offset by operating and interest expenses.

      The Company's Loss from operations for the three month period ended March 31, 1998 was $404,464 compared to $486,729 for the three month period ended March 31, 1997, a decrease of approximately 17%. Total loss from operations from inception through March 31, 1998 was $9,003,183. General and administrative costs ("G&A") were $305,482 for the three month period ended March 31, 1998, compared with $368,592 in the same three month period ended March 3, 1997, a decrease of 17%. Total G&A from inception through March 31, 1998 was $6,768,470. Research and development costs associated with GEMS was $98,982 for the three month period ended March 31, 1998 compared to $118,137 for the three month period ended March 31, 1997 a decrease of 16%. Total Research & Development from inception through March 31, 1998 was $2,268,553.

     The Company's accumulated deficit at March 31, 1998 was $4,245,270 compared to $3,839,129 at December 31, 1997 an increase of approximately 10.5%, due to the continued cost of operations and research & development.
Accumulated deficit will continue  to increase  unless  and  until   the
Company generates revenues from the operations of GEMS in such amounts so as to cover the Company's expenses. Revenues substantial enough to make the Company profitable are not expected to be generated until 2003, and no assurances can be given as to that estimate. The Company has been devoting a substantial amount of its financial and personnel resources toward developing the Company's AMR business.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

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

Item 6.   Exhibits and Reports on Form 8-k


          Exhibit 11.1    Computation of Earnings (Loss) per Share

          Exhibit 27.1    Financial Data Schedule

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DBS INDUSTRIES, INC.

DATE:    MAY 20, 1998              BY: FRED W. THOMPSON
                                   Fred W. Thompson
                                   President and Chief Financial Officer