Form 10QSB
period 1998-06-30
DBS INDUSTRIES INC
filed 1998-08-14
CIK 857502

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to
          _______

     COMMISSION FILE NUMBER   0-28348

                             DBS INDUSTRIES, INC.
       (Exact name of small business issuer as specified in its charter)

          Delaware                                    84-1124675
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                 100 Shoreline Highway, Suite 190A
                       Mill Valley, CA 94946
             (Address of principal executive offices)

                          (415) 380-8055
                    (Issuer's telephone number)


Check  whether  the  issuer  (1) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes <square>        No <checked-box>

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Securities:Common Stock, $.0004 Par Value

Shares Outstanding as of July 31, 1998: 6,972,139

Transitional Small Business Disclosure Format: Yes: ___   No    X

                                 INDEX


                                                                         PAGE

PART I - FINANCIAL INFORMATION.............................................1

ITEM  1.   Financial Statements............................................1

Condensed  Consolidated Balance Sheets:
As of  June 30, 1998 (unaudited) and December 31, 1997 (audited) ..........1

Condensed Consolidated Statements of Operations (unaudited):
For the Three Months and Six Months Ended June 30, 1998 and June 30, 1997
and for the period from April 25, 1990 (Inception)  to  June 30, 1998......2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Six Months Ended June 30, 1998 and June 30, 1997
and for the period from April 25, 1990 (Inception) to June 30, 1998........3

Notes to Condensed Consolidated Financial Statements.......................4

ITEM  2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................6

PART II - OTHER INFORMATION................................................8

ITEM  1.   Legal Proceedings...............................................8

ITEM  2.   Changes in Securities...........................................8

ITEM  3.   Defaults Upon Senior Securities.................................8

ITEM  4.   Submission of Matters to a Vote of Security Holders.............8

ITEM  5.   Other Information...............................................9

ITEM  6.   Exhibits and Reports on Form 8-K...............................10

                  DBS INDUSTRIES, INC. AND SUBSIDIARY
                     (A Development Stage Company)
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   June 30, 1998  December 31,
                                                     (Unaudited)      1997
                    ASSETS
Current assets:
 Cash and cash equivalents                           $   24,568    $  383,054
 Stock subscription receivable                           74,000          -
 Prepaid and other current assets                       104,419       119,265
                                                     ----------    ----------
      Total current assets                              202,987       502,319
                                                     ----------    ----------
Furniture and equipment (at cost)                        73,277        73,277
Less accumulated depreciation                            53,433        47,828
                                                     ----------    ----------
                                                         19,844        25,449
                                                     ----------    ----------
Other assets:
 Investments and advances, net                          851,490     1,248,649
 Goodwill, net of accumulated amortization of
      $86,170 and $81,864, respectively                   4,820         9,126
                                                     ----------    ----------
                                                        856,310     1,257,775
                                                     ----------    ----------
      Total assets                                   $1,079,141    $1,785,543
                                                     ==========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                    $  518,514    $  152,485
 Customer advances                                      400,000       400,000
 Accrued liabilities                                    125,911       145,019
 Deferred compensation                                  246,000       216,000
                                                     ----------    ----------
      Total current liabilities                       1,290,425       913,504
                                                     ----------    ----------

Stockholders' equity (deficit)
 Common stock                                             2,429         2,373
 Capital in excess of par value                       4,915,512     4,681,295
 Warrants                                               112,500       112,500
 Deficit accumulated during the development stage    (5,156,725)   (3,839,129)
 Treasury stock                                         (85,000)      (85,000)
                                                     ----------    ----------
      Total stockholders' equity (deficit)             (211,284)      872,039
                                                     ----------    ----------
          Total liabilities and stockholders'
            equity (deficit)                         $1,079,141    $1,785,543



The accompanying notes are an integral part of these condensed consolidated financial statements.

                  DBS INDUSTRIES, INC. AND SUBSIDIARY
                     (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        Three Months      Six Month Ended   April 25, 1990
                                            Ended            June 30,       (Inception) to
                                          June 30,                             June 30,
                                         1998         1997        1998          1997         1998
Revenue                               $     -      $     -      $     -      $     -      $  161,420
                                      ----------   ----------   ----------   ----------   ----------
Cost and operating expenses:
  Cost of revenue                                        -            -            -         127,580
  General and administrative             340,898      335,594      646,380      704,186    7,109,367
  Research and development               285,349       75,108      347,413      176,128    2,516,984
                                      ----------   ----------   ----------   ----------   ----------
                                         626,247      410,702      993,793      880,314    9,753,931
                                      ----------   ----------   ----------   ----------   ----------
    Loss from operations                (626,247)    (410,702)    (993,793)    (880,314)  (9,592,511)
                                      ----------   ----------   ----------   ----------   ----------
Other income (expense):
  Interest, net                            3,872     (136,735)       2,194     (264,750)    (739,686)
  Equity in loss of investees, net       (56,492)     (16,117)     (93,410)     (33,234)    (506,187)
  Gain (loss) on sale of investment     (228,323)        -        (228,323)   6,221,270    5,829,218
  Other, net                                -            -            -            -         (56,634)
                                      ----------   ----------   ----------   ----------   ----------
                                        (280,943)    (152,852)    (319,539)   5,923,286    4,526,711
                                      ----------   ----------   ----------   ----------   ----------
    Income (loss) before provision
      for income taxes and minority
      interests                         (970,190)    (563,554)  (1,313,332)   5,042,972   (5,065,800)
Provisions for income taxes                4,265         -           4,265         -          99,500
                                      ----------   ----------   ----------   ----------   ----------
    Income (loss) before minority
      interests                         (911,455)    (563,554)  (1,317,597)   5,042,972   (5,165,300)
Minority interests in income of
  consolidated subsidiaries                 -            -            -            -           8,575
                                      ----------   ----------   ----------   ----------   ----------
     Net income (loss)                $ (911,455)  $ (563,554) $(1,317,597)  $5,042,972  $(5,156,725)
                                      ==========   ==========   ==========   ==========  ===========
Basic net income (loss) per share     $    (0.15)  $    (0.10)  $    (0.22)  $     0.86
                                      ==========   ==========   ==========   ==========
Diluted net income (loss) per share   $    (0.15)  $    (0.10)  $    (0.22)  $     0.83
                                      ==========   ==========   ==========   ==========
Weighted average number of shares of
  common stock, basic                  5,897,652    5,872,805    5,897,281    5,862,591
                                      ==========   ==========   ==========   ==========
Weighted average number of shares of
  common stock, diluted                5,897,652    5,872,805    5,897,281    6,057,847
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

                        DBS INDUSTRIES, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                 April 25, 1990
                                             Six Months Ended    (Inception) to
                                                June 30,            June 30,
                                            1998         1997         1998
Net cash used in operating activities   $ (451,507)  $ (608,832)  $(8,237,800)
                                        ----------   ----------   -----------
Cash flows from investing activities:
 Proceeds from sale of investment          199,940         -        1,099,940
 Proceeds from Loral settlement               -            -        3,573,677
 Purchase of fixed assets                     -            -         (105,524)
 Organization costs                           -            -          (28,526)
 Advances to officer                          -            -          (31,187)
 Purchase of interest in Continental          -            -       (2,292,409)
 Investments and advances                 (204,848)        -       (1,006,282)
 Net assets of purchased subsidiaries         -            -         (147,500)
 Cash transferred from Fi-Tek IV, Inc.
   pursuant to the merger and
   reorganization                             -            -          156,648
 Cash of divested subsidiary                  -            -             (277)
 Purchase of patents                          -            -          (18,251)
 Proceeds from repayment of advances
   to affiliate                               -            -          152,500
 Restricted cash on credit line               -            -          300,000
                                        ----------   ----------   -----------
Net cash used by investing activities       (4,908)           0     1,652,809
                                        ----------   ----------   -----------
Cash flows from financing activities:
 Proceeds from credit line                    -           5,000      (300,000)
 Issuance of debentures                       -         107,501     4,817,501
 Issuance of common stock                   97,929       45,408     3,251,445
 Redemption of common stock warrants          -            -          (19,490)
 Stock issue costs                            -            -          (57,235)
 Purchase of shares                           -            -           (5,000)
 Payment of debentures                        -            -       (1,168,445)
 Proceeds from stockholders' loans            -          49,750       442,750
 Payment of stockholders' loans               -            -         (351,967)
                                        ----------   ----------   -----------
Net cash provided by financing
   activities                               97,929      207,659     6,609,559
                                        ----------   ----------   -----------
Net increase (decrease) in cash           (358,486)    (401,173)       24,568
Cash and cash equivalents,
   beginning of period                     383,054      402,588          -
                                        ----------   ----------   -----------
Cash and cash equivalents, end of
   period                               $   24,568   $    1,415   $    24,568
                                        ==========   ==========   ===========
Supplemental Disclosures of
   Non-Cash Financing activities:
 Stock subscription receivable          $   74,000         -      $    74,000
                                        ==========   ==========   ===========
 Stock sale proceeds used to pay
   service providers not received
   by the Company                       $   50,000         -      $    50,000
                                        ==========   ==========   ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                  DBS INDUSTRIES, INC. AND SUBSIDIARY
                     (A Development Stage Company)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

     The information presented in the interim condensed consolidated financial statements of DBS Industries, Inc. (DBSI or the Company) and its wholly owned subsidiary, Global Energy Metering Services, Inc., (the subsidiary) is unaudited. These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception,  the  Company  has  devoted  substantially  all  of  its efforts  to developing its business. The Company has incurred substantial losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing alternatives. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

     The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at June 30, 1998, and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the interim period presented are not necessarily indicative of expected results for the full fiscal year.

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in DBSI's 1997 Annual Report to Shareholders.

NOTE 2.  EQUITY IN INCOME & LOSSES OF INVESTEES

     E-SAT Corporation

     In October 1994, the Company and Echostar Communications, Inc. formed E-SAT Corporation ("E-SAT") for the purpose of filing with the Federal Communications Commission for a license to operate a low earth satellite system. E-SAT filed a license application with the Federal Communications Commission on November 16, 1994. In April 1998, the FCC formally approved E-Sat's application. The Company holds a 20% interest in E-SAT. The Company's total investments in and advances to E-SAT were $127,265 as of June 30, 1998. The investment is accounted for using the equity method. The Company's equity in losses of E-SAT for the six months ended June, 1998 were $93,410. As of June 30, 1998, the Company had a net receivable of $724,225 from Echostar which represents the excess of advances to date to E-SAT in excess of its proportionate 20% share of its investee's financing requirements.

     Seimac Limited

     On November 30, 1995, the Company acquired 232,829 shares representing 20% of the voting shares of common stock of Seimac Limited, a Canadian company, pursuant to a stock purchase and exchange agreement in exchange for 165,519 shares of common stock of the Company, valued at $662,010. The Company's investment of $662,010 was $464,255 in excess of the Company's proportionate share of the net book value as of November 30, 1995. This excess was being amortized over a five year period. On April 30, 1998, the company sold its entire interest in Seimac and received $200,000 in cash and had $51,417 of debt forgiven, in exchange for returning the 232,829 Seimac shares it owned. The company recorded approximately a $228,000 loss in connection with this transaction.

NOTE 3.  CUSTOMER ADVANCES

     The Company's wholly owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. As of June 30, 1998, this purchase order had been suspended by both parties due to the Company's limited access to the Argos System. The $400,000 in milestone payments received are reported as customer advances on the accompanying balance sheet. These milestone payments could be subject to refund in whole or in part.

NOTE 4.  NET INCOME (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflects the dilutive effects of all outstanding Common Stock equivalents. The financial statements presented have been restated to conform with current year presentation. Options and warrants to purchase 2,507,733 shares of common stock with exercise prices from $.40 to $5.60 were outstanding as of June 30, 1998 and were excluded from the loss per share calculation for the quarter and the six month period then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 1,330,116 shares of common stock with exercise prices from $.40 to $5.60 were outstanding as of June 30, 1997 and were excluded from the loss per share calculation for the quarter ended June 30, 1997 but were included in the earnings per share calculation for the six month period ended June 30, 1997.

NOTE 5.  EQUITY TRANSACTIONS

     In June 1998, the Company issued 102,000 shares of its Common Stock at a price of $2 per share. In connection with this stock offering, the Company issued warrants to purchase 102,000 shares of the Company's Common Stock at an exercise price of $3 per share through June 30, 2001.

     In April 1998, the Company issued 12,500 shares of its Common Stock to one of its directors as a result of his exercise of the related options

NOTE 6.  SUBSEQUENT EVENT

     In July 1998, the Company issued 900,000 shares of its Common Stock at a price of $2.00 per share. In connection with this stock offering, the Company issued warrants to purchase 900,000 shares of the Company's Common Stock at an exercise price of $3.00 per share through June 30, 2001.

ITEM   2.   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION   AND
RESULTS OF OPERATIONS

GENERAL

   The Company, through its 20% owned subsidiary E-SAT, proposes to construct, launch, and operate a two-way low-cost data messaging system (the "E-SAT System") utilizing six low-earth orbit("LEO") satellites. LEO satellites orbit the earth at altitudes of up to 1,000 miles, and with the Company's technology, are capable of collecting and transmitting data at regular intervals from monitors in hard-to-access locations and at a cost substantially less than manually retrieving the information. The Company intends to initially develop automated meter reading services monitoring energy-related meters such as electrical, natural gas, water or propane, but may provide other data collection services in the areas of vending machines.

RESULTS OF OPERATIONS

REVENUES

   The Company remains in the development stage and did not generate any revenues or significant net interest income in either the three or six months ended June 30, 1998 or June 30, 1997.

COST AND OPERATING EXPENSES

   Cost and operating expenses for the three months ended June 30, 1998 were $626,247 as compared to $410,702 for the three months ended June 30, 1997. During the three months ended June 30, 1998, cost and operating expenses increased primarily in research and development because the Company has devoted substantial amounts of its financial and personnel resources on developing its automatic meter reading business. Cost and operating expenses for the six months ended June 30, 1998 were $993,793 as compared to $880,314 for the six months ended June 30, 1997. General and administrative expenses for the six months ended June 30, 1998, decreased from the same period during the prior year. During the six month ended June 30, 1997, the Company was involved in litigation over an interest in a direct broadcast satellite license and incurred substantial legal fees. This litigation was settled during 1997. The decrease in general and administrative expenses for the six months ended June 30, 1998, was offset by an increase in research and development due to the development of its automatic meter reading service.

OTHER INCOME (EXPENSE)

   Other expense for the three months ended June 30, 1998, was $280,943 as compared to $152,852 for the three months ended June 30, 1997. During the three months ended June 30, 1998, the Company earned interest income of $3,872 compared to interest expense of $136,735 for the three months ended June 30, 1997. During 1997, the Company had debentures outstanding upon which it paid interest. The debentures were paid off during the latter part of 1997. This decrease in interest expense was offset by the loss of $228,323 incurred by the Company upon the sale of its interest in Seimac and loss of $56,492 attributed to its 20% interest in E-SAT. Other expense for the six months ended June 30, 1998 was $319,539 as compared to other income of $ 5,923,286 for the six months ended June 30, 1997. During the six months ended June 30, 1997, the Company incurred net interest expense $264,750 due to debentures outstanding and recognized a gain $6,221,270 on the sale of securities. No similar net interest expense or gain occurred during the six months ended June 30, 1998.

NET LOSS AND INCOME

   The Company's net loss for the three month period ended June 30,1998, was $911,455 compared to $563,554 for the three month period ended June 30, 1997. Net loss for the six months ended June 30, 1998 was $1,317,597 compared to a net profit of $5,042,972 for the six month period ended June 30, 1997. During the six month period ended June 30, 1997, the Company's net income was due primarily to a one-time gain on marketable equity securities of approximately $6.2 million offset by operating and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources. The Company anticipates monthly expenses to average approximately $170,000 - $200,000 per month for the remaining calendar year which includes $125,000 per month for operating, legal and consulting expenses, and $45,000 - $75,000 per month for GEMS & E-SAT research & development. However, expenses will continue to increase with the demands of developing the E-SAT license and business applications. Accordingly, cash resources presently available to the Company are not sufficient to continue operations at their projected level, and additional capital will be necessary to expand operations or continue current operations. Traditionally, the Company has relied on equity and debt financings to finance its operations. Currently, the Company is offering to accredited investors in a private placement up to 3 million units for $6 million in the aggregate with each unit, consisting of one share of common stock and one warrant to purchase one share of common stock at $3.00 per share. As of June 30, 1998, the Company had sold 102,000 units for gross proceeds of $204,000. As of August 1, 1998, the Company has received approximately an additional $1.8 million from the sale of units subsequent to June 30, 1998.

   Beginning in July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite radio units. Under this agreement, the Company was eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. The Company met the first four milestones of the contract and has received $400,000 in cash. Currently, the Company and ABB have suspended their development under this agreement due to the expiration of the Company's agreement for the use of the Argos system on December 31 1997, and the limits placed on future commercial use of the Argos system. Therefore, such milestone payments could be subject to refund, in whole or in part. These funds are currently classified as customer advances. Unless and until the Company is able to raise additional capital or become profitable through its subsidiary's automated meter reading operations, the Company's liquidity and capital resources will continue to be depleted. Historically, the Company has funded its operations and obligations through the private placement of equity securities and convertible debentures. The Company may continue to fund its commitments through these financing methods. However, no assurances can be given that the Company will be able to raise the necessary capital to meet its commitments. In the event the Company is unable to raise the necessary capital, its business objectives will be adversely affected.

   The Company had cash and cash equivalents of $24,568 and $383,054 as of June 30, 1998 and December 31, 1997, respectively. The Company had a negative working capital of $1,087,438 as of June 30, 1998, as compared to negative working capital of $ 411,185, as of June 30, 1997. Until the Company is able to develop, construct and operate its E-SAT satellite system and derive revenues therefrom, the Company will continue to use cash for its operations and development of the E-SAT system.

   Net cash used in investing activities for the six month period ended June 30, 1998 was $4,908 compared to no net cash used in investing activities for the six month period ended June 30, 1997. This net cash used represents the difference between the proceeds from the divestiture of Seimac of $199,940 less the advances to E-SAT of ($204,848).

   Net cash provided by financing activities for the six month period ended June 30, 1998, was $97,929 compared to $207,659 for the six months ended June 30, 1997. Net cash provided by financing activities during the six months ended June 30, 1998 consisted entirely of the issuance of common stock and net cash provided by financing activities during the six months ended June 30, 1997 consisted primarily of the issuance of common stock and debentures.

IMPACT OF THE YEAR 2000 ISSUE

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's, or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In the Company's assessment, because the Company and its subsidiaries information systems are primarily comprised of recently purchased personal computers and software, the Year 2000 Issue may not materially affect the specific operations of the Company and its subsidiaries.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

   None

Item 2.   Changes In Securities.

   None

Item 3.   Defaults Upon Senior Securities.

   None

Item 4.   Submission of Matters to a Vote of Security Holders.

   On May 12, 1998, the Company held its annual meeting of shareholders for the election of two directors and to adopt the 1998 stock option plan, to amend the 1993 non-qualified stock option plan for non-employee directors and to approve an amendment to the 1996 stock option plan.

ELECTION OF DIRECTOR          FOR          VOTES WITHHELD
Michael T. Schieber        2,092,661          177,369
H. Tate Holt               2,079,631          190,399

                             FOR              AGAINST          ABSTAIN
Approval to adopt the
  1998 stock option plan   2,010,002          256,431           3,597


                             FOR              AGAINST          ABSTAIN
Approval to amend the
  1993 non-qualified
  stock option plan
  for non-employee
  directors                2,002,298          264,247           3,485


                             FOR              AGAINST          ABSTAIN
Approval to amend the
  1996 stock option plan   2,000,716          265,829           3,485


Item 5.   Other Information.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

   With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earning from the operations of the Company, and its wholly-owned subsidiary Global Energy Metering Service, Inc. (collectively the "Company"), projected costs and expenditures relating to the Company's interest in direct broadcasting satellite ("DBS") technology and development of its automated meter reading ("AMR") business, the availability of future debt and equity capital on commercially reasonable terms, legal costs related to the litigation with Loral and consulting costs in connection with FCC licenses and permits. Factors that could cause actual results to differ materially, include, in addition to other factors identified in this report, the availability of capital on commercially acceptable terms, the completion of a commercially viable AMR service, the dependence and uncertainty of utility companies to utilize such an AMR service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the service, the fulfillment of contract obligations by suppliers and other third parties, challenges to the Company's investments in DBS licensees and permitees, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in both AMR and DBS technology, results of the Company's financing efforts and marketing conditions, and other risk factors related to the Company's AMR business and DBS investments. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Item 6.   Exhibits and Reports on Form 8-k

   Exhibit 27.1Financial Data Schedule

                              SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DBS INDUSTRIES, INC.



DATE:    August 14, 1998            BY:  FRED W. THOMPSON
                                    ______________________________
                                         Fred W. Thompson,
                                         Chief Executive Officer