Form 10QSB
period 1998-09-30
DBS INDUSTRIES INC
filed 1998-11-23
CIK 857502

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Securities:  Common Stock, $.0004 Par Value

Shares Outstanding as of October 31, 1998:  8,487,841

Transitional Small Business Disclosure Format:  Yes ___   No X

                                      INDEX


                                                                         PAGE

PART I - FINANCIAL INFORMATION............................................1

ITEM  1.   Financial Statements...........................................1

Condensed  Consolidated Balance Sheets:
As of September 30, 1998 (unaudited) and December 31, 1997 (audited) .....1

Condensed Consolidated Statements of Operations (unaudited):
For the Three Months and Nine Months Ended September 30, 1998
and September 30, 1997 and for the period from April 25, 1990
(Inception)  to  September 30, 1998.......................................2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Nine Months Ended September 30, 1998 and September 30, 1997
and for the period from April 25, 1990 (Inception) to September 30, 1998..3

Notes to Condensed Consolidated Financial Statements......................4

ITEM  2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................6

PART II - OTHER INFORMATION...............................................10

ITEM  1.  Legal Proceedings...............................................10

ITEM  2.  Changes in Securities...........................................10

ITEM  3.  Defaults Upon Senior Securities.................................10

ITEM  4.  Submission of Matters to a Vote of Security Holders.............10

ITEM  5.  Other Information...............................................10

ITEM  6.  Exhibits and Reports on Form 8-K................................10

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30
                                                        1998       December 31,
                                                    (Unaudited)        1997
                                                    ------------   ------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                       $  4,305,162   $   383,054
    Prepaid and other current assets                     134,522       119,265
                                                    ------------   -----------
       Total current assets                            4,439,684       502,319
                                                    ------------   -----------

Furniture and equipment (at cost)                         76,997        73,277
Less accumulated depreciation                             55,804        47,828
                                                    ------------   -----------
                                                          21,193        25,449
                                                    ------------   -----------

Other assets:
    Investments and advances                             851,490     1,248,649
    Goodwill, net of accumulated amortization
       of $86,799 and $81,864, respectively                4,191         9,126
                                                    ------------   -----------
                                                         855,681     1,257,775

Total assets                                        $  5,316,558   $ 1,785,543
                                                    ============   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                $    380,550   $   152,485
    Customer advances                                    400,000       400,000
    Accrued liabilities                                  112,964       145,019
    Deferred compensation                                246,000       216,000
                                                    ------------   -----------
       Total current liabilities                       1,139,514       913,504
                                                    ------------   -----------

Stockholders' equity
    Preferred stock                                            -             -
    Common stock                                           3,556         2,373
    Capital in excess of par value                     9,214,019     4,681,295
    Warrants                                           1,085,500       112,500
    Deficit accumulated during the development
       stage                                          (6,041,031)   (3,839,129)
    Treasury stock                                       (85,000)      (85,000)
                                                    ------------   -----------
       Total stockholders' equity                      4,177,044       872,039
                                                    ------------   -----------

         Total liabilities and stockholders' equity $  5,316,558   $ 1,785,543
                                                    ============   ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                               Three Months Ended          Nine Months Ended       April 25, 1990
                                                  September 30,               September 30,        (Inception) to
                                                                                                   September 30,

                                                1998          1997          1998         1997           1998
                                         -----------------------------------------------------------------------

Revenue                                  $          -  $          -   $          -   $         -   $    161,420
                                         ------------  ------------   ------------   -----------   ------------
Cost and operating expenses:
    Cost of revenue                                 -             -              -             -        127,580
    General and administrative                688,424       374,033      1,339,069     1,078,219      7,802,057
    Research and development                  198,358        85,474        545,772       294,836      2,715,343
                                         ------------  ------------   ------------   -----------   ------------
                                              886,782       459,507      1,884,841     1,373,055     10,644,980
                                         ------------  ------------   ------------   -----------   ------------
       Loss from operations                  (886,782)     (459,507)    (1,884,841)   (1,373,055)   (10,483,560)
                                         ------------  ------------   ------------   -----------   ------------
Other income (expense):
    Interest, net                               9,211       (52,304)        11,405      (317,054)      (730,475)
    Equity in loss of investees, net           (6,733)      (39,974)      (100,143)      (39,974)      (512,920)
    Gain (loss) on sale of investments              -    (1,003,714)      (228,323)    5,217,556      5,829,218
    Other, net                                      -             -              -             -        (56,634)
                                         ------------  ------------   ------------   -----------   ------------
                                                2,478    (1,095,992)      (317,061)    4,860,528      4,529,189
                                         ------------  ------------   ------------   -----------   ------------
Income (loss) before provision for
   income taxes and minority interest        (884,304)   (1,555,499)    (2,201,902)    3,487,473     (5,954,371)

Provision for income taxes                          -             -              -             -         95,235
                                         ------------  ------------   ------------   -----------   ------------
    Income (loss) before minority
       interests                             (884,304)   (1,555,499)    (2,201,902)    3,487,473     (6,049,606)
                                         ------------  ------------   ------------   -----------   ------------
Minority interests in income of
    consolidated subsidiaries                       -             -              -             -          8,575
                                         ------------  ------------   ------------   -----------   ------------
    Net  income (loss)                   $   (884,304) $ (1,555,499)  $ (2,201,902)  $ 3,487,473   $ (6,041,031)
                                         ============  ============   ============   ===========   ============
Basic net income (loss) per share        $      (0.13) $      (0.26)  $      (0.35)  $      0.59
                                         ============  ============   ============   ===========
Diluted net income (loss) per share             (0.13)        (0.26)         (0.35)         0.53
                                         ============  ============   ============   ===========
Weighted average number of shares of
  common stock, basic                       6,857,472     5,891,747      6,220,861     5,872,416
                                         ============  ============   ============   ===========
Weighted average number of shares of
  common stock, diluted                     6,857,472     5,891,747      6,220,861     6,635,102
                                         ============  ============   ============   ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                     April 25, 1990
                                                           Nine Months Ended         (Inception) to
                                                             September 30,            September 30,

                                                       1998               1997              1998
                                                   -------------     -------------     -------------

Net cash used in operating activities              $  (1,205,423)    $  (2,063,438)    $  (8,991,716)
                                                   -------------     -------------     -------------
Cash flows from investing activities:
    Proceeds from sale of investment                     199,940                           1,099,940
    Proceeds from Loral settlement                             -         3,573,678         3,573,677
    Purchase of fixed assets                              (3,720)                -          (109,244)
    Organization costs                                         -                 -           (28,526)
    Advance to officer                                         -                 -           (31,187)
    Purchase of interest in Continental                        -                 -        (2,292,409)
    Investments and advances                            (407,292)                -        (1,208,726)
    Net assets of purchased subsidiaries                       -                 -          (147,500)
    Cash transferred from Fi-Tek IV, Inc. pursuant
       to the merger and reorganization                        -                 -           156,648
    Cash of divested subsidiary                                -                 -              (277)
    Purchase of patents                                        -                 -           (18,251)
    Proceeds from repayment of advances to affiliate           -                 -           152,500
    Restricted cash on credit line                             -           300,000           300,000
                                                   -------------     -------------     -------------
Net cash provided by (used in) investing
     activities                                         (211,072)        3,873,678         1,446,645
                                                   -------------     -------------     -------------
Cash flows from financing activities:
    Repayment of borrowing under credit line                   -          (295,000)        (300,000)
    Issuance of debentures                                     -                 -        4,817,501
    Issuance of common stock                           5,781,103                 -        8,934,619
    Redemption of common stock warrants                        -                 -          (19,490)
    Stock issue costs                                   (442,500)                -         (499,735)
    Purchase of shares                                          -                -           (5,000)
    Payment of debentures                                       -       (1,043,501)      (1,168,445)
    Proceeds from stockholders' loans                           -            2,000          442,750
    Payment of stockholders' loans                              -                -         (351,967)
                                                   --------------    -------------     ------------
Net cash provided by (used in) financing activities     5,338,603       (1,336,501)      11,850,233
                                                   --------------    -------------     ------------
Net increase in cash                                    3,922,108          473,739        4,305,162

Cash and cash equivalents, beginning of period            383,054          402,588                0
                                                   --------------    -------------     -------------
Cash and cash equivalents, end of period           $    4,305,162    $     876,327     $  4,305,162
                                                   ==============    =============     ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

     The information presented in these condensed consolidated financial statements of DBS Industries, Inc. (DBSI or the Company) and its wholly-owned subsidiaries, Global Energy Metering Services, Inc. and Newstar Limited is unaudited. These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing alternatives. During the nine month period ended September 30, 1998, the Company raised approximately $5.7 million from the sale of shares of Common Stock. However, the Company will need a substantial amount of at least $90 million to construct its proposed E-SAT satellite constellation. The construction of the first two of the six planned satellites is required to commence by April 1999 pursuant to the terms of the Federal Communications Commission granted to E-SAT. Non-compliance with such terms may result in the loss of the E-SAT license. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

       The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at September 30, 1998, and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the interim period presented are not necessarily indicative of expected results for the full fiscal year.

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


NOTE 2. EQUITY IN INCOME & LOSSES OF INVESTEES

        E-SAT Corporation

        In October 1994, the Company and EchoStar Communications, Inc. formed E-SAT for the purpose of filing with the Federal Communications Commission for a license to operate a low earth satellite system. E-SAT filed a license application with the Federal Communications Commission on November 16, 1994. In April 1998, the FCC formally approved E-SAT's application. The Company holds a 20% interest in E-SAT. The Company's total investments in and advances to E-SAT were $127,265 as of September 30, 1998. The investment is accounted for using the equity method. The Company's equity in losses of E-SAT for the nine months ended September 30, 1998 were $100,143. As of September 30, 1998, the Company had a net receivable of $724,225 from EchoStar which represents the excess of advances to date to E-SAT in excess of its proportionate 20% share of its investee's financing requirements.

NOTE 3. CUSTOMER ADVANCES

        The Company's wholly-owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. These milestone payments are refundable if the contractee does not qualify GEMS' automatic meter reading system. As of September 30, 1998, this purchase order had been suspended by both parties due to the Company's limited access to the Argos System. The $400,000 in milestone payments received are reported as customer advances on the accompanying balance sheet.


NOTE 4. NET INCOME (LOSS) PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflects diluted effects of all outstanding common stock equivalents. The financial statements presented have been restated to conform with current year presentation. Options and warrants to purchase 6,018,531 shares of common stock with exercise prices from $.40 to $5.60 were outstanding as of September 30, 1998 and were excluded from the loss per share calculation for the quarter and the nine month period then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 1,330,116 shares of common stock with exercise prices from $.40 to $5.60 were outstanding as of September 30, 1997 and were excluded from the loss per share calculation for the quarter ended September 30, 1997 but were included in the earnings per share calculation for the nine month period ended September 30, 1997.


NOTE 5. EQUITY TRANSACTIONS

        During the three months ended September 30, 1998, the Company issued 2,800,000 units each consisting of a share of common stock at a price of $2.00 per share and a warrant to purchase a share of common stock at an exercise price of $3.00. In connection with this stock offering, the Company incurred the following stock issuance costs: (i) cash payments of $442,500 and (ii) commitments to issue warrants to purchase 728,000 shares of the Company's common stock at exercise prices varying from $1.50 to $3.00. The fair value of such warrants amounted to $973,000 and was recorded as a separate element of the Company's equity

        Under the terms of a stock purchase agreement, the Company is to register a certain number of shares and warrants by December 4, 1998. In the event that the related registration statement is not declared effective by the Securities and Exchange Commission by December 4, 1998, the Company is required to pay certain stockholders the amount of $2,500 for each subsequent day the registration statement is not declared effective.

        In September 1998, the Company issued 17,202 shares of its common stock as a result of the exercises of the related options.

NOTE 6. OTHER MATTERS

        In July 1998, the Company agreed to a severance package with one of its former employees which consists of $125,000 in cash payments to be made through July 1999 and the acceleration of vesting of the former employee's unvested options.

        In July 1998, the Company's president was named as a defendant in a lawsuit filed by a firm claiming that it was promised shares of the Company's common stock valued at $100,000.

        In August 1998, the Company and Matra Marconi Space France SA ("MMS") entered into a non-binding memorandum of understanding to engage MMS as prime contractor for the design and construction of six little low earth orbit satellites. Further, in August 1998, the Company and SAIT Radio Holland SA ("SAIT") entered into a non-binding letter of intent to explore an arrangement with SAIT as the main contractor for the engineering, development and provision of hardware and software for E-SAT's earth station. In the latter part of September 1998, the Company and MMS mutually agreed to terminate their non-binding memorandum of understanding. The letter of intent with SAIT will expire under its terms on November 23, 1998. The Company has engaged SAIT to perform studies on antennas for the proposed satellite radios, develop and test satellite radio prototypes, and assist in radio design in anticipation of manufacturing satellite radios for the Company. No assurance can be given that the Company and SAIT will enter into a contract to manufacture the satellite radios.

NOTE 7. SUBSEQUENT EVENTS

        In October 1998, at the request of two shareholders due to changes in their financial condition, the Company rescinded the stock purchase agreements relating to 400,000 units and refunded $800,000 in proceeds to the two shareholders.

        In October 1998, the Company paid its president the amount of $246,000 related to his deferred compensation through June 1998. The president also received a cash bonus of $20,000 in connection with his efforts in securing the license granted to E-SAT by the FCC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company, through its 20% interest in E-SAT, proposes to construct, launch, and operate a two-way, low-cost data messaging system (the "E-SAT System") utilizing six low-earth orbit ("Little LEO") satellites. E-SAT's Little LEO satellites will orbit the earth at altitudes of approximately 550 miles, and with the Company's technology, are capable of collecting and transmitting data at regular intervals from fixed devices such as meters in hard-to-access locations and at a cost substantially less than manually retrieving and transmitting the data. The Company intends to initially provide automated meter reading services collecting and providing data from energy-related meters such as electrical, natural gas, water or propane, but may provide other data collection services in the areas of vending machines and environmental meters.

Results of Operations

Three and Nine Months Ended September  30, 1998 Compared to September 30, 1997

Revenues

        The Company remains in the development stage and did not generate any revenues in either the three or nine months ended September 30, 1998 or September 30, 1997.

Cost and Operating Expenses

        Cost and operating expenses for the three months ended September 30, 1998, were $886,782 as compared to $459,507 for the three months ended September 30, 1997. During the three months ended September 30, 1998, cost and operating expenses increased primarily in research and development because the Company devoted substantial amounts of its financial and personnel resources on developing its automatic meter reading business. In addition, the Company incurred substantial costs, including travel, relocation and housing costs, to establish relationships with potential contractors to construct the E-SAT System and potential strategic alliances with utility companies to market E- SAT's services in Europe. The Company also recognized approximately $104,000 in severance expense and $106,000 in consulting expense in connection with the grant of options for services rendered by non-employees. Cost and operating expenses for the nine months ended September 30, 1998, were $1,884,841 as compared to $1,373,055 for the nine months ended September 30, 1997. General and administrative expenses for the nine months ended September 30, 1998, increased from the same period during the prior year primarily due to an increase in research and development related to the development of its automatic meter reading service and, as discussed above, to establish relationships in Europe. The increase in general and administrative and research and development costs during the nine months ended September 30, 1998, as discussed above, were partially offset by a decrease in legal fees. During the nine months ended September 30, 1997, the Company was involved in litigation over an interest in a direct broadcast satellite license and incurred substantial legal fees.
This ligation was settled during 1997.

Other Income (Expense)

        Other income for the three months ended September 30, 1998, was $2,478 as compared to other expense of $1,095,992 for the three months ended September 30, 1997. During the three months ended September 30, 1998, the Company earned interest income of $9,211, which was offset by net equity in losses of E-SAT of $6,733. Interest income was earned on cash received in connection with the sale of approximately 2.8 million units of the Company at $2.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at $3.00 per share. The interest income earned of $9,211 during the three months ended September 30, 1998 compared to interest expense of $52,304 for the three months ended September 30, 1997. During 1997, the Company had debentures outstanding upon which it paid interest. The debentures were paid off during the third quarter of 1997. In connection with the retirement during 1997 of debentures due to EchoStar in exchange for EchoStar Common Stock that EchoStar held as collateral against the debentures, the Company incurred a loss of approximately $1 million. In addition, during the three months ended September 30, 1997, the Company incurred a loss of $39,974 attributed to its equity investment in E-SAT and Seimac.

        Other expense for the nine months ended September 30, 1998, was $317,061 as compared to other income of $ 4,860,528 for the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company incurred net interest expense of $317,054 due to debentures outstanding and recognized a gain of approximately $6.2 million on the sale of marketable securities, which was offset by a loss of approximately $1 million related to the retirement of the debentures due to EchoStar in exchange for EchoStar Common Stock that EchoStar held as collateral against the debentures. No similar net interest expense or gain occurred during the nine months ended September 30, 1998.

Net Loss and Income

        The Company's net loss for the three month period ended September 30, 1998, was $884,304 compared to a net loss of $1,555,499 for the three month period ended September 30, 1997. Net loss for the nine months ended September 30, 1998, was $2,201,902 compared to net income of $3,487,473 for the nine month period ended September 30, 1997. During the nine month period ended September 30, 1997, the Company's net income was due primarily to a one-time gain on marketable equity securities of approximately $6.2 million offset by operating and interest expenses.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

        The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources. The Company anticipates monthly expenses to average approximately $170,000 to $200,000 per month for the remaining calendar year which includes $125,000 per month for operating, legal and consulting expenses, and $45,000 to $75,000 per month for GEMS & E-SAT research & development. However, expenses will continue to increase with the demands of developing the E-SAT license and business applications and additional capital will be necessary to expand operations.

        Traditionally, the Company has relied on equity and debt financings to finance its operations. This financing was supplemented from the sale of the Company's interest in entities that held direct broadcast satellite licenses. The Company no longer has any interest in direct broadcast satellite licensees. Currently, the Company is offering to accredited investors in a private placement up to 3 million units for $6 million in the aggregate with each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $3.00 per share. As of September 30, 1998, the Company had sold approximately 2.8 million units for gross proceeds of approximately $5.6 million before finder's fees and commissions of $442,500. In October 1998, at the request of two shareholders due to changes in their financial condition, the Company rescinded the stock purchase agreements relating to 400,000 units and refunded $800,000 in proceeds to the two shareholders. The Company believes that it has sufficient operating working capital for the next twelve months. However, the Company will need a substantial amount of at least $90 million to construct the E-SAT

System. Further, the construction of the first two of the six planned satellites is required to commence by April 1999 pursuant to the terms of the FCC license granted to E-SAT.

        The Company had cash and cash equivalents of $4,305,162 and $383,054 as of September 30, 1998 and December 31, 1997, respectively. The Company had working capital of $3,300,170 as of September 30, 1998, as compared to negative working capital of $411,185 as of December 31, 1997. Until the Company is able to develop, construct and operate its E-SAT System and derive revenues therefrom, the Company will continue to use cash for its operations and development of the E-SAT System.

        Net cash used in operating activities was $1,333,827 for the nine months ended September 30, 1998, as compared to $2,063,438 for the nine months ended September 30, 1997. Net cash used in operating activities during the nine months ended September 30, 1998, decreased from the same period during the prior year primarily related to the payment of outstanding liabilities during 1997.

        Net cash used in investing activities for the nine month period ended September 30, 1998, was $8,628. This net cash used represents the difference between the proceeds from the divestiture of Seimac of $199,940 less the Company's net investment in E-SAT of $204,848. Net cash provided by investing activities for the nine month period ended September 30, 1997 was $3,873,678 primarily related to the proceeds from Loral Aerospace Holdings, Inc. settlement involving the Company's equitable interest in Continental Satellite Corporation.

        Net cash provided by financing activities for the nine month period ended September 30, 1998, was $5,264,563 compared to cash used of $1,336,501 for the nine months ended September 30, 1997. Net cash provided by financing activities during the nine months ended September 30, 1998, consisted entirely of the issuance of Units representing gross proceeds of $5.7 million offset by issuance costs of $442,500. Net cash used in financing activities during the nine months ended September 30, 1997, consisted primarily of the repayment of the debentures and line of credit of approximately $1.3 million in the aggregate.

        In July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite radio units. Under this agreement, the Company was eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. The Company met the first four milestones of the contract and has received $400,000 in cash. Currently, the Company and ABB Power T&D Company, Inc. ("ABB") have suspended their development under this agreement due to the expiration of the Company's agreement for the use of the Argos system on December 31 1997, and the proposed limit placed on future commercial use of the Argos system. Therefore, such milestone payments could be subject to refund, in whole or in part.

Impact of the Year 2000 Issue

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's, or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In the Company's assessment, because the Company and its subsidiaries information systems are primarily comprised of recently purchased personal computers and software, the Company does not believe that the Year 2000 Issue will materially affect its operations.

        In addition, in developing the E-SAT System, the Company will be relying on vendors to, among other things, manufacture the Little LEO satellites, launch the Little LEO satellites, manufacture the RTU and build the E-SAT infrastructure including the ground station. The Company has not yet entered into contracts with any vendors to develop the E-SAT System, and, therefore, no assessment has been made as to their Year 2000 compliance. As part of the contract negotiations, the Company will request and determine the vendor's Year 2000 readiness. In the event that it is determined that a key vendor will not be Year 2000 compliant, this may have an adverse effect on the Company's business plans.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

        None

Item 2.   Changes In Securities.

        None

Item 3.   Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5.   Other Information.

        None

Item 6.   Exhibits and Reports on Form 8-K

        Exhibit 27.1  Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DBS INDUSTRIES, INC.


                                             FRED W. THOMPSON
DATE:    November 23, 1998                -------------------------------------
                                           Fred W. Thompson
                                           President and Chief Financial Officer