Form 10KSB
period 1998-12-31
DBS INDUSTRIES INC
filed 1999-04-14
CIK 857502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998

                                       OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________  to  ____________________

                                  Commission File No. 0-28348

                                     DBS INDUSTRIES, INC.
                        (Name of small business issuer in its charter)



           Delaware                                       84-1124675
--------------------------------              --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


100 Shoreline Highway, Suite 190AMill Valley, California         94941
----------------------------------------------------------     -----------
(Address of principal executive                                  (Zip Code)
offices)

                    Issuer's telephone number: (415) 380-8055





Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0004 per share

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES    X       NO

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for its most recent fiscal year:  $ -0-.

        As of March 19, 1999, the aggregate market value for the 8,169,420 shares of the common stock, par value $.0004 per share, held by non-affiliates was approximately $38,294,156.

        The number of shares outstanding of registrant's only class of Common Stock, as of March 19, 1999, was 10,117,060 shares of its common stock, par value $.0004 per share.

                             DOCUMENTS INCORPORATED BY REFERENCE:

        Certain exhibits required by Item 13 have been incorporated by reference from the Company's previous Form 10-KSBs, Form 8-Ks, and its Registration Statement on Form S-18.

        Exhibit Index is located at Pages 27-28.

                                     PART I

        This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new communication products, the impact of competitive products and services, and the other risks described in the Company's SEC reports, including this report. These forward-looking statements speak only as of the date hereof and should not be given undue reliance. Actual results may vary significantly from those projected.

        The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.     BUSINESS

General

        DBS INDUSTRIES, INC. ("DBSI" or the "Company") was formed August 3, 1989, under the laws of the State of Delaware. The Company is involved in designing and developing a data messaging service utilizing low earth orbit ("LEO") satellites. DBSI is developing its business primarily through its 20% interest in E-SAT, Inc., a Colorado corporation ("E-SAT") and through its subsidiary, Newstar Limited ("Newstar") and to a lesser extent through its second subsidiary, Global Energy Metering Service Inc. ("GEMS").

        DBSI, through its wholly-owned subsidiary, Newstar, proposes to construct, launch and operate a system (the "E-SAT System") utilizing six non-voice, non-geostationary mobile ("Little LEO") satellites to provide two-way, low-cost data messaging services worldwide. In March 1998, E-SAT was granted a license by the Federal Communications Commission ("FCC") to develop and operate the E-SAT System. (See "FCC Regulations".) DBSI's proposed development of the E-SAT System is intended to utilize the FCC license granted to E-SAT.

        With the Company's technology, these Little LEO satellites are capable of collecting and transmitting data at regular intervals from fixed devices such as meters (i.e., electric/gas meters, vending machines, stream gauges, etc.) at a cost substantially less than manually retrieving the information. Meters equipped with the Company's Remote Terminal Units ("RTU") will allow Little LEO satellites to retrieve data from the meters, store such data, and forward the data at specified times to the earth station to be processed, validated and delivered to the customer. The Company intends to provide data messaging services for the energy industry including gas and electrical utilities and water agencies, as well as for vending machines, heavy equipment usage, and environmental monitoring, worldwide.

        The Company's goal is to provide a low-cost data messaging services using Little LEO satellites to enable businesses to economically gather data from fixed devices located in remote and hard-to-access locations. With the emergence of automatic meter reading ("AMR") and the deregulation of the utility industry, one of the Company's target markets is the electric and natural gas utilities, particularly their high-cost-to-read metering segment which historically required such "meter reading" to be conducted by utility personnel. This labor intensive activity presents logistical issues such as (i) significant travel time to a meter site; (ii) rugged terrain; (iii) physical risk; (iv) restricted sites; (v) environmental issues; and (vi) mis-reads requiring additional site visits, all of which can contribute to higher costs for utilities.

        Other target markets include vending machines, where numerous machines could be monitored for stock and coin levels; heavy equipment usage, where heavy equipment could be monitored worldwide for in-use time, mileage and maintenance scheduling; and environmental monitoring, where plant waste discharge, streams, lakes or air could be continuously monitored for pollutants, volume, etc.

        The Company began its business operations by purchasing interests in direct broadcast satellite licensees. The Company had an interest in Direct Broadcast Satellite Corporation which was subsequently acquired by EchoStar Communications Corporation ("EchoStar"). In addition, the Company had an equitable interest in Continental Satellite Corporation. During 1997, the Company sold its last indirect interest in a direct broadcast satellite licensee and settled litigation involving its equitable interest in another direct broadcast satellite licensee.

        Prior to its involvement with E-SAT the Company was developing hardware and software for data collection and transmission. The Company has conducted proof-of-concept demonstrations with utility companies to determine the effectiveness and viability of Little LEO satellites to collect and transmit data from fixed devices. The Company has also been evaluating rocket and satellite vendors in anticipation of acquiring an FCC license to operate a Little LEO System. As a result of these efforts, the Company has identified several potential prime contractors to construct the LEO satellites and a launch service provider to lift the satellites into their intended orbit. (See "Satellite Constellation".)

Ownership Interest in E-SAT

        E-SAT was incorporated in 1994 and is owned 20% by the Company and 80% by EchoStar. E- SAT was formed for the purpose of acquiring an FCC license to develop, construct and operate its E-SAT satellite system. Since E-SAT's formation, the Company has had conversations with EchoStar to restructure E-SAT in order to allow the Company to acquire a majority interest in E-SAT. Another structure under consideration is to have the Company's wholly-owned subsidiary, Newstar, lease a portion or all of E-SAT's licensed transmission capacity. Newstar would then assume full responsibility for the development, launching and operation of the E-SAT System and the marketing of such transmission capacity through joint ventures with other partners. In light of the recent satellite construction and launch services agreements entered into by the Company, the Company has been actively negotiating with EchoStar regarding the future development rights of the FCC license and the E-SAT System. However, at this time, no agreement has been entered into. No assurance can be given that the Company will be able to purchase a majority interest in E-SAT or enter into a leasing or other arrangement with E-SAT. Further, any proposed acquisition of a majority interest in E-SAT will be subject to FCC approval. In the event that the Company cannot acquire a majority interest in E-SAT or otherwise acquire the rights to utilize E-SAT's FCC license, the Company will continue to have a minority interest in E-SAT and be subjected to the limitations inherent in such a position. Furthermore, the Company's percentage of ownership in E-SAT may be subject to dilution if the Company cannot meet future funding requirements. No assurance can be given that the Company will have sufficient resources to meet the financial requirements of E-SAT to maintain its current equity interest in E-SAT.

        The total capital requirements for the E-SAT System's proposed data transmission system, including the anticipated six satellites and other start up costs, is estimated to be approximately $111 million. For the years ended December 31, 1998 and 1997, the Company funded E-SAT expenses of $407,292 and $385,671, respectively. These amounts represent greater than 20% of E-SAT's total expenditures for those years and includes advances made on behalf of EchoStar.

Little LEO Satellite Technology Development

        The technology of using Little LEO satellites has been in existence for over 40 years and has been used extensively in weather satellite applications worldwide. The commercial use of Little LEO satellites is in its development stage.

        GEMS, a wholly-owned DBSI subsidiary, was formed in December 1994 to develop commercial service applications utilizing Little LEO satellite technology. A previous company, JPS Systems, Inc. ("JPS") had been working on this technology and, in 1995, the business of JPS was consolidated with GEMS and JPS was dissolved as a corporate entity. During the two years prior to consolidation, JPS developed the basic technology of collecting and transmitting data remotely by Little LEO satellites. JPS conducted a proof-of-concept trial for Pacific Gas & Electric Co. in California, in which data from several natural gas wellhead meters was collected and transmitted by Little LEO satellites to the customer. This trial was completed in April 1995 and led to the development of a plan for GEMS to provide automatic meter reading solutions for hard-to-access meters owned by utility companies as well as collection and transmission of data from other fixed devices. This plan is intended to provide utility and petroleum industries worldwide with remote data collection and transmission capabilities utilizing Little LEO satellite technology. Subsequently, a series of proof-of-concept demonstrations were conducted in conjunction with ABB Power T&D Company, Inc. ("ABB"), in which prototype satellite radios (RTUS) and electric meters were installed at 34 electric utilities in the continental U.S. and two international utility companies in South America and Canada. Typical trial demonstrations lasted for a 30 day period, and the demonstrations were completed in late 1997. These early trials utilized the Argos System, a satellite location and data collection system operated and controlled by the Centre National d'Etudes Spatiales (France) and the National Oceanic and Atmospheric Administration ("NOAA").

        The Company also had an agreement with North American CLS, Inc. ("NACLS"), which provided access to a limited amount of Little LEO satellite capacity for trials of the Company's AMR applications utilizing the Argos System. In 1996, GEMS received a purchase order for Little LEO transmitters that could be used with the Argos System as part of its overall development of a satellite transmitter integrated with an electronic utility meter from ABB. The Company's agreement for use of the Argos System expired on December 31, 1997, and in March 1998, NOAA established new criteria which limits future commercial use of the Argos System which, effectively, prohibits the Company from using the Argos System. The expiration of the NACLS agreement and the future limits on use of the Argos System have caused GEMS and ABB to suspend the purchase order. Although the Company and ABB intend to pursue the use of the LEO satellite technology for use in ABB's meters, no assurances can be given that the purchase order will be reinstated or whether the terms of any future purchase order will be acceptable to the Company.

The E-SAT System

        The Company is focusing its technology development on the E-SAT System. The E-SAT System will consist of the following: six Little LEO satellites; a Mission Control Center (to manage data flow); a Satellite Control Center (to handle telemetry, tracking and control of the satellites); an Earth Station (serving as the network control center); a Ground Support Network (to distribute data to customers); and numerous RTU's (transmitting data to the satellites). The E-SAT System has been designed to provide low cost messaging services worldwide for use primarily by industrial/commercial customers. The E-SAT System is optimized for the projected service markets and is intended to provide low-cost and reliable service for those markets.

        The primary service of collection and transmission of data from fixed devices such as meters located in remote locations is accomplished by periodic readings of utility company meters over a wide geographical region by E-SAT's satellites. An RTU, integrated with the utility meter, will electronically transmit the relevant data in digital form to E-SAT's satellite which stores the collected data to be forwarded to the Earth Station. The Mission Control Center will provide overall operational control of the collection and retrieval of data, and will interface with the Earth Station and the Satellite Control Center which will provide overall operational control of the satellites. Based on the current design, E-SAT estimates that its satellites will operate for a period of five years. Although metropolitan and urban or suburban areas can benefit from the E-SAT System, the E-SAT System will be especially advantageous in providing meter reading functions in remote, rural and low population density areas, eliminating the costly need of routine visits by utility personnel. Similar advantages could be realized with numerous vending machines, residential propane gas tanks or remote environmental monitoring.

        The E-SAT System will be transmitting non-voice data in short data transmissions and will not be designed for transmitting data that requires real-time or near real-time communications. As a result, E- SAT's infrastructure is expected to be simpler and less costly than those Little LEO systems offering real-time data information services. The E-SAT System will also incorporate emergency back-up systems.

CDMA/DSSS Technology

        Due to the continuing growth of electrical and electronic equipment, such as personal paging systems that incorporate wireless communication technology, the radio frequency spectrum has become crowded or "noisy". Commercial applications demand the communication system transmit data reliably and accurately. This objective is harder to achieve with conventional solutions because of numerous wireless systems creating more noise in the frequency bands of operation. To minimize the impact of noise and interference on the data being transmitted, the E-SAT System will implement Code Division Multiple
Access/Direct Sequence Spread Spectrum ("CDMA/DSSS") modulation techniques. CDMA/DSSS will enable the E-SAT System to provide high functionality in a noisy radio frequency environment and achieve those particular data transmission objectives.

        With most conventional modulation techniques, energy concentration is maximized for a narrowband transmission channel. While narrowband solutions opt for a single carrier channel, the transmitted signal must be strong enough to be recognized over the background noise. Therefore, RTU's operating in a narrowband technique must have relatively high power capability. CDMA/DSSS spreads the data signal over the entire band of operations reducing the power required by an E-SAT RTU to transmit data to a satellite. E-SAT is presently the only commercial Little LEO system to implement CDMA/DSSS in its communications protocol. The Company believes CDMA/DSSS is a strategic advantage over competing systems to effectively transmit data messages.

        In operation, the E-SAT System would assign each RTU with a unique and a group identification number. All individual and group transmissions between the RTU and the LEO satellite would be managed by the Mission Center based on a predetermined schedule. The receiver on each E-SAT satellite will store the incoming code stream over the entire frequency band of operation and forward that code stream to the Earth Station as it passes over. Signal processing performed at the Mission Center regenerates the original RTU data messages by digitally rejecting unwanted background noise signals. This schedule would be synchronized with the Satellite Control Center so that each satellite can download collected data and receive new instructions as it passes over the Earth Station. The total time of connectivity scheduled between a group of RTU's and a satellite will be optimized by the number of RTU's in any particular group.

Satellite Constellation

        The initial constellation to be launched in the E-SAT System will consist of six satellites. The Company plans to initially launch three satellites on a single launch vehicle in a circular, near polar orbit at an altitude of approximately 550 miles and a 99 degree inclination angle. At this altitude, there will be fourteen revolutions per satellite per day. After the initial three satellites are deployed and become operational, and the system is established, an additional three satellites will be deployed in a second near polar orbital plane within FCC guidelines. The Little LEO satellites will be almost constantly illuminated by the sun, thereby significantly reducing battery usage. Supplemental battery power will be required only for power load leveling, occasional brief eclipse periods and contingencies.

        In August 1998, the Company and Matra Marconi Space France s.a. ("MMS") entered into a non-binding memorandum of understanding to engage and appoint MMS as prime contractor for the design, construction, delivery and launch support services of six Little LEO satellites. Further, in August 1998, the Company and SAIT Radio Holland SA ("SAIT") entered into a non-binding letter of intent to explore an arrangement dealing with SAIT as the main contractor for the engineering, development and provision of hardware and software for E-SAT's RTU's. In the latter part of September 1998, the Company and MMS mutually agreed to terminate their non-binding memorandum of understanding. The Company has engaged SAIT to perform studies on antennas for the proposed RTU, develop and test RTU prototypes, and assist in RTU design in anticipation of manufacturing RTU's for the Company. The letter of intent with SAIT expired under its terms on November 23, 1998. No assurance can be given that the Company and SAIT will enter into a contract to manufacture the RTU.

     On December 15, 1998, the Company and Alcatel Space Industries ("Alcatel") entered into a Memorandum of Understanding ("MOU") and an Authority to Proceed ("ATP") pursuant to which Alcatel would become the prime contractor for the design, construction and delivery into orbit of the E-SAT System satellites. The Company and Alcatel are currently negotiating a definitive construction agreement. Upon signing the MOU and ATP, the Company paid $1,000,000 to Alcatel to commence project work. Subsequent to the 1998 year end, the Company made additional payments of $500,000 each to Alcatel in January and February of 1999. The MOU expired on March 15, 1999 while the ATP has been extended to April 15, 1999. In addition, both companies are continuing to negotiate a final contract. Although the Company believes a definitive agreement will be reached with Alcatel, there can be no assurance that such will be the case.

     On March 31, 1999, the Company entered into a contract with Surrey Satellite Technology Ltd. of the U.K. to design and construct the six satellites for the E-SAT System.

        The Company entered into a launch reservation agreement with Eurocket Launch Services GmbH ("Eurockot"). The first three satellites, when constructed, are expected to be launched on a single Eurockot launch vehicle. Under the terms of the launch reservation agreement, Eurockot reserved for E-SAT a launch opportunity on a launch vehicle at the Plesetzk, Russia launch site for two dedicated, triple satellite launches. On March 31, 1999, the Company entered into a formal launch service agreement with Eurockot.

Investment in Seimac Limited

        In November 1995, the Company purchased a 20% equity ownership interest in Seimac Limited ("Seimac"), a privately-held Canadian satellite radio design and manufacturing company. On April 30, 1998, the Company sold its interest in Seimac.

FCC Regulations

        All commercial non-voice, non-geostationary mobile-satellite service "NVNG-MSS" or "Little LEO" such as E-SAT's satellites in the U.S. are subject to the regulatory authority of the FCC. Little LEO operators must obtain authorization from the FCC to launch and operate their satellites and to provide permitted services in assigned spectrum segments.

        In November 1994, E-SAT filed an application with the FCC for a license to develop a commercial Little LEO satellite system for data collection and
transmission.   E-SAT  was  one  of  five  applicants  requesting  approval  for essentially the same frequency band but proposing a different use. The five applicants mutually agreed upon a spectrum sharing plan (the "Joint Proposal") which requires the applicants to share an uplink and downlink frequency band with other satellite systems. In October 1997, the FCC released a Report and Order which concluded that with use of appropriate transmission techniques, proper system coordination, the time-sharing of frequencies and the adoption of the Joint Proposal, there was sufficient spectrum to license all five applicants. Thereafter, E-SAT filed an amendment conforming its application to the guidelines adopted by the FCC Report and Order which, ultimately, resulted in the FCC's approval of E-SAT's application.

        On March 31, 1998, the FCC approved E-SAT's application for a Little LEO satellite license. Under the license, E-SAT is authorized to launch and operate six Little LEO satellites to provide a two-way, low-cost messaging service in the U.S. in the 148-148.905 MHz for service and feeder uplinks, and the
137.0725-137.9725 MHz frequency band for service and feeder downlinks. For its uplink, E-SAT is licensed to utilize 500 kHz of contiguous spectrum in the 148-148.855 MHz band that is not shared with the other U.S. licensees. However, some of this spectrum may be required to be operated co-frequency with the French S-80 system, based on prior agreements between the U.S. and France. E-SAT is licensed to utilize 148.855-148.905 MHz for feeder uplinks. E-SAT will operate in the other 355 kHz of the 148- 148.905 MHz band on a co-frequency basis with LEO One, Final Analysis and ORBCOMM. In the downlink direction, E-SAT will operate in the band 137.0725-137.9275 MHz co-frequency with NOAA satellites, ORBCOMM and Final Analysis. E-SAT is obligated to coordinate with the other U.S. Little LEO licensees and NOAA, coordinate internationally and engage in consultations as required by Article 14 of the INTELSAT Agreement and
Article 8 of the Inmarsat Convention.

        Pursuant to E-SAT's license, unless extended by the FCC for good cause, E-SAT must commence construction of the first two satellites by March 1999, complete construction by March 2002 and launch by September 2002. The remaining four satellites must commence construction by March 2001, complete construction by March 2004 and launch by March 2004. The Company believes that the contract with Surrey Satellite Technology, Ltd. represents the commencement of satellite construction and satisfies the initial FCC requirement that satellite construction commence on or before March 31, 1999. The Company is currently negotiating with Alcatel for the design and development of the E-SAT satellites, however, no contract has yet been entered into. (See "Satellite Constellation".) In the event E-SAT fails to meet these and other specified conditions, absent any modification of terms by the FCC, E-SAT could jeopardize its license with the FCC.

International Regulations

        The E-SAT System operates in frequencies that are allocated on an international basis under the authority of the International Telecommunications Union ("ITU"). The U.S., on behalf of various Little LEO service providers, pursued international allocations of additional frequencies for use by Little LEO systems. In addition to cooperation through the FCC, E-SAT will be required to engage in international coordination with respect to other satellite systems under the auspices of the ITU. Further, E-SAT must receive operational authority called "landing rights" from each of the foreign countries in which it proposes to provide services. The Company intends to utilize international distributors or licensees of each country to obtain such authority. In the event E-SAT is unable to obtain authority to offer its service in a particular country or region, this may have a material adverse affect on the Company's business plans and operations.

Potential Markets

        The Company's goal is to provide low cost data messaging satellite services worldwide using the Little Leo satellite technology. The Company believes that E-SAT's two-way, low cost data messaging services will reduce costs for customers by providing a more efficient and reliable retrieval of data because the E-SAT System (i) has a lower infrastructure cost and (ii) transmits data using CDMA/DSSS technology which provides greater capacity than channelized systems and allows transmissions within the background noise in the radio frequency environment. The Company should be able to offer its data messaging services at a cost lower than manual retrieval systems or other Little LEO satellite operators who may have much greater capital cost structures.

        The Company's utility customer base is expected to be comprised of investor owned utilities, rural electric membership co-operatives, municipalities and other publicly owned utilities, electric holding companies, meter data management agents, meter manufacturers, local public works agencies and others that have dispersed operations and may require aggregate billing services. This would include utility meter reading, tracking pipeline and wellhead assets for the oil and gas industry and monitoring environmental and agricultural effects on air and water. In particular, it is the rural and hard-to-access meter segment that the Company will initially market its services. The E-SAT System is also designed to provide remote communications to stand-alone equipment, such as vending machines or heavy equipment. The Company will develop communication products to integrate into metering equipment and will provide a variety of services to include remote data collection, validation, formatting and electronic delivery to the customer.

Competition

        Competition in the communications industry is characterized by rapid change with new technologies and entrants vying for a currently increasing customer base. Industry participants are forming alliances and integrating networks to provide a broad range of services to the marketplace. The communications capabilities provided by the Little LEO industry will create a low-cost source of global mobile data services. In addition to E-SAT, there are three other FCC licensed commercial Little LEO satellite operators (Orbcomm, LeoOne, and Final Analysis). A fifth Little LEO operator is Volunteers In Technical Assistance ("VITA"), a non-profit organization established to transmit humanitarian/emergency data and is not deemed to be a competitor to the Company.

        The Company's competitors are all attempting to serve multiple markets such as cargo and vehicle mobile asset tracking, monitoring and remote control personal communications services, emergency services and transaction processing. By choosing to address markets requiring near real time inter- connectivity, E-SAT's competitors (excluding VITA) will launch a constellation of between 26 to 48 Little LEO satellites and will have many earth stations located throughout the U.S. and the world. These Little LEO systems are much more costly and complex as compared to the E-SAT System. The RTU designed for other Little LEO operators are more expensive and require more power to operate than E-SAT's RTU. The Company believes that a lower uplink power requirement for an E-SAT RTU will give E-SAT a cost competitive advantage when targeting fixed device applications.

        A number of competitors are currently developing proposals to implement AMR services at electric and natural gas utilities throughout the U.S. Other proposed AMR technology solutions include terrestrial wireless radio technologies such as Specialized Mobile Radio, Cellular and Multiple Address Service licenses, unlicenced radios operating under Part 15 of the FCC Regulations, and hard wired technologies such as telephone, fiber optics, cable and power line carriers. While terrestrial wireless technology may be cost effective in densely populated urban areas, it may not be cost effective to implement in rural and hard-to-access areas; and it is in these niche market locations that the Company intends to compete effectively by utilizing E-SAT's Little LEO satellite technology.

Employees

        As of December 31, 1998, the Company had nine full-time employees. The Company considers its relationship with its employees to be good.

Risks Associated with Company's Developing Business

        Due to the fact that the Company is in its development stage, there exists a number of risks and challenges which will affect the Company's ability to execute its business plans. These risks include the following:

     The Company's primary business interests are reflected in its minority interest (20%) in E-SAT, INC. The Company is currently negotiating with EchoStar to restructure its interest in E-SAT's business. Unless and until this restructuring is completed, the Company's business investments will be subject to its minority interest in E-SAT and the control disadvantages which such a minority position represents. In addition, if the Company were unable to obtain a controlling interest in E-SAT's FCC license, the Company might be unable to proceed with its current satellite construction and launch agreements. Any cancellation of these contracts could result in substantial costs to the Company.

        The Company is in a development stage in which it is attempting to design, construct and launch six (6) satellites utilizing a Little LEO satellite constellation to service a customer base, neither of which is yet established. Consequently, there is no assurance that the Company can overcome the many technical challenges to establish the E-SAT System or that it will be able to develop a sufficiently large customer base to be profitable.

        The Company has yet to generate any gross revenue from operations, while at the same time incurring substantial costs and expenses for development the E-SAT System. Consequently, the Company will have to fund its capital needs from outside sources, such as additional equity investments, loans, joint partnering, etc. There is no assurance that such sources of capital will be available in the future or will provide the levels of financing necessary to sustain the Company's operations. A substantial shortfall in funding will delay or prevent the completion and commercial operation of the E-SAT System, which will have a material adverse effect on the Company's future success.

        The construction, launch and implementation of the E-SAT satellites and the E-SAT System are susceptible to numerous risks, including unscheduled delays, technical problems, launch risks and potential malfunction or low performance of the E-SAT System. The inability to successfully develop, deploy, and operate the E-SAT System as planned would have a material adverse effect on the Company's financial condition and results of operations.

        The Company's business is subject to both U.S. and international regulations and licensing. The Company is currently utilizing the FCC license granted to E-SAT to operate the Little LEO satellite system. This license has several conditions, including the need to commence construction of the first two
(2) satellites by March 1999, and the remaining four (4) satellites by March 2001. At year end, the Company had entered into preliminary agreements with a prime contractor to build the Little LEO satellites, but no definitive agreement had been reached. On March 31, 1999, the Company entered into a satellite construction contract which the Company believes satisfies the first satellite construction milestone under the FCC license. By letter dated April 8, 1999, the Company notified the FCC of this achievement. Furthermore, the Company will need to secure "landing rights' in various countries where it hopes to do business. Failure to secure such foreign rights would preclude the Company from offering its services in such countries which would adversely effect the Company's anticipated results of operation.

ITEM 2.     PROPERTIES

     The Company and its subsubsidiaries have leased 3,287 square feet at a monthly rate of $8,574, for their principal offices at 100 Shoreline Highway, Suite 190A, Mill Valley, California, on a three year lease which expires on March 1, 2000.

ITEM 3.     LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings. In July 1998, a complaint was filed in the Superior Court of California, County of Marin, by Bridge Group (HK) International, Ltd. (the "Bridge Group") against the Company's president, alleging that the Bridge Group was promised shares of the Company's common stock. The Company agreed to indemnify its president for any damages or settlement related to this lawsuit. Subsequent to the fiscal year end, this case was settled by issuing 63,239 shares of the Company's common stock and paying $15,000 to the Bridge Group.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None during the fourth quarter of the Registrant's fiscal year. Subsequent to the 1998 year end, the Company solicited stockholder approval to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The requisite stockholder approval was achieved.

                                     PART II

            ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        The following table sets forth the high and low bids for the Company's Common Stock during each quarter for the past two fiscal year ends as quoted on the OTC Bulletin Board. The Company's trading symbol is "DBSS." Subject to meeting The Nasdaq Stock Market, Inc. requirements, the Company intends to apply to list its Common Stock on The Nasdaq SmallCap Market.



                                                                   Common Stock
                                                                   ------------



Quarter Ended                                                        High  Low
--------------------                                                 ---- ----
                                                                     4.25  4.00
December 31, 1998                                                    4.63  1.88
September 30, 1998                                                   2.88  1.50
June 30, 1998                                                        2.32   .50
March 31, 1998



December 31, 1997                                                    1.38   .38
September 30, 1997                                                   1.00   .53
June 30, 1997                                                        1.94   .75
March 31, 1997                                                       1.94  1.50


        These quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions.

        As of December 31, 1998, the Company had 8,581,117 shares of Common Stock outstanding and approximately 487 stockholders of record. This number does not include stockholders who hold the Company's securities in street name.

Dividend Policy

        The Company has not declared or paid any cash dividends since its inception. The Company currently intends to retain future earnings, if any, for use in the operation and expansion of the business. The Company does not intend to pay any cash dividends in the foreseeable future.

            ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

        The Company has historically recognized its operating costs and expenses primarily through its twenty percent interest (20%) in E-SAT. However, effective March 31, 1998, the Company started recognizing the expenditures for development of the E-SAT System through the Company's wholly-owned subsidiary, Newstar Limited. Newstar Limited will be the entity primarily responsible for the construction, launch and operation of the E-SAT Satellite System on behalf of the Company.

Plan of Operation

        Throughout 1999, the Company plans to advance the development of the E-SAT license by negotiating vendor agreements with the objectives of beginning construction of the LEO satellites, securing a launch service provider, and developing the ground support network. The plan includes a Research and Development program to produce a low cost ASIC chip CDMA-DSSS RTU. The Company plans to satisfy all milestone conditions expressed within the Little Leo license issued by the FCC.

        The Company plans to attract partners to the E-SAT project who would be engaged in technical and marketing aspects to effectuate the business plan. Technical and marketing personnel resources may be increased and will depend on those resources provided by E-SAT partners.

     The Company expects to satisfy its 1999 cash requirements by supplementing its present cash base with the potential future exercise of previously issued warrants and other outside sources of capital, in addition to attracting new equity partners in the E-SAT project.

Results of Operations

Revenues

        The Company remains in the development stage and did not generate any revenues in either of the last two fiscal years ended December 31, 1998 or December 31, 1997.

Cost and Operating Expenses

        Cost and operating expenses for the year ended December 31, 1998, were $2,995,848 as compared to $1,682,277 for the year ended December 31, 1997. General and administrative expenses increased by approximately $726,500 to $2,198,701 during the year ended December 31, 1998, compared to $1,472,162 spent in the year ended December 31, 1997. This 50% increase in general and administrative expenses was due primarily to approximately $350,000 in stock and cash as settlement of a lawsuit against an officer of the Company, a compensation expense of $159,000 relating to options for services provided by consultants, and the expansion of the Company's business interests in Europe and the U.S.

        Research and development expenditures increased approximately $587,000 to $797,147 during the year ended December 31, 1998, compared to $210,115 spent in the year ended December 31, 1997. This significant increase in research and development was due primarily to the issuance of the E-SAT license in April 1998 and those increased engineering and design costs not capitalized by the Company and associated with meeting the terms of the FCC license and the development of the satellite system.

Other Income (Expense)

        The Company experienced a non-operating loss of $296,045 for the year ended December 31, 1998, compared to a gain of $4,831,994 for the year ended December 31, 1997. During 1998, earned interest income was recognized on cash received in connection with the sale of approximately 2.8 million units of the Company at $2.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at $3.00 per share. The interest income was more than offset by losses in 1998 of $328,466 from the sale of investment in Seimac and its equity interest in the results of operations of E-SAT. The Company sold its interest in Seimac during 1998. During 1997, the Company incurred interest expense of $308,094 relating to certain outstanding debentures owed to EchoStar. During 1997, these debentures were exchanged for EchoStar Common Stock that EchoStar held as collateral against such debentures. The Company experienced a loss of approximately $1 million relating to this exchange. The Company also incurred a loss of $80,975 attributed to its equity interest in the results of operations of E-SAT and Seimac. These expenses/losses were more than offset by a gain of approximately $6.2 million in the sale of marketable securities.

Net Loss and Income

        The Company's net loss for the year ended December 31, 1998, was $3,293,493 compared to a net income of $3,068,917 for the year ended December 31, 1997. During 1997, the Company's net income was due primarily to a one-time gain on sale of marketable equity securities of approximately $6.2 million offset by operating and non-operating expenses.

Liquidity and Capital Resources

        The Company has been in the development stage since its inception and has not recognized any significant revenues or capital resources. The Company's monthly expenses averaged approximately $325,000 per month during calendar year 1998 which included approximately $25,000 per month for operating, legal and consulting expenses, and $70,000 per month for GEMS & E-SAT research & development. However, expenses will continue to increase during 1999 with the demands of developing the satellites for the E-SAT System and business applications and additional capital will be necessary to expand operations or continue current operations. Subsequent to the 1998 year end, the Company raised $1.5 million in gross proceeds from a private placement of its Common Stock and $7.5 million from the exercise of outstanding warrants. Further, the Company made approximately $5.4 million in payments to several contractors subsequent to December 31, 1998.

        Traditionally, the Company has relied on equity and debt financings to finance its operations. This financing was supplemented from the sale of the Company's interest in entities that held direct broadcast satellite licenses. The Company no longer has any interest in direct broadcast satellite licensees. On April 30, 1998, the Company sold its interest in Seimac in exchange for $200,000 in cash and $51,417 in forgiven debt.

        During 1998, the Company conducted a private placement of up to 3 million units at $2.00/unit for an aggregate amount of $6 million with each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $3.00 per share. The offering closed in October 1998, with the Company selling 2.4 million units for gross proceeds of $4.8 million before stock issuance costs of $442,500. However, the Company will need substantial additional capital, an estimated $111 million over the next 24 months, to construct and launch the satellites comprising the E-SAT System. Further, the construction of the first two of the six planned satellites is required to commence by March 1999 pursuant to the terms of the FCC license granted to E-SAT. (See"FCC Regulations.")

        The Company had cash and cash equivalents of $1,291,711 and $383,054 as of December 31, 1998 and 1997, respectively. The Company had working capital of $233,078 as of December 31, 1998. The Company had a negative working capital of $411,185 as of December 31, 1997. Until the Company is able to develop, construct and operate its E-SAT System and derive revenues therefrom, the

Company will continue to use cash obtained from outside sources for its operations and development of the E-SAT System.

     Net cash used in operating activities was $2,161,111 for the year ended December 31, 1998, as compared to $2,972,153 for the year ended December 31, 1997. Net cash used in operating activities during 1998 as compared with the prior year was a result of the 1998 loss of $3,293,493 as offset by certain non-cash charges, a loss on sale of investment in Seimac and the equity in E-SAT losses. Cash expenditures accelerated in the fourth quarter of 1998 as the Company increased its level of development activity relating to the E-SAT System which included a $1,000,000 payment to Alcatel. An increased level of development costs is expected to continue into 1999. Also, in the fourth quarter, the Company granted a request by two previous investors to refund
$800,000 of invested capital. Net cash used in operating activities was $2,972,153 for the year ended December 31, 1997, which reflects an increase compared to 1996, due to the payment of accounts payable which accrued during 1996 and were paid in 1997.

     Net cash used in investing activities for the year ended December 31, 1998, was $1,484,958. This net cash used represents the difference between the proceeds from the divestiture of Seimac of $199,940 less the Company's advances to E-SAT of $407,292 and approximately $1.2 million in progress payments reflecting to satellite construction costs. Net cash provided by investing activities was $4,183,565 in 1997 as the Company received proceeds of $3,573,677 in connection with its divestiture of its interest in Continental Satellite Corporation.

        Net cash provided by financing activities for the year ended December 31, 1998, was $4,554,726 compared to $1,230,994 used in financing activities for the year ended December 31, 1997. Net cash provided by financing activities during 1998 related to the net proceeds from the sale of units of common stock. Net cash used in financing activities of $1,230,994 during 1997 related primarily to the repayment of debentures in the amount of $1,043,445 and stockholder's loans of $149,750.

        In July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite radio units. Under this agreement, the Company was eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. The Company met the first four milestones of the contract and has received $400,000 in cash. Currently, the Company and ABB have suspended their development under this agreement due to the expiration of the Company's agreement for the use of the Argos System on December 31 1997, and the subsequent limits placed on future commercial use of the Argos System. Therefore, such milestone payments could be subject to refund, in whole or in part.

Factors Affecting Future Operating Results

        Factors that could cause future results to differ materially from historic results, include, in addition to other factors identified in this report, the Company's ability to raise significant additional capital from outside sources for the development of the E-SAT System, the availability of capital on commercially acceptable terms, the completion of a commercially viable E-SAT System, the dependence and uncertainty of utility companies or other commercial customers to utilize such data messaging service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the E-SAT System, satisfying the milestones of E-SAT's FCC license, the fulfillment of contract obligations by suppliers and other third parties, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, obtaining permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in the Little LEO satellite technology, results of the Company's financing efforts and marketing conditions, and other risk factors related to the Company's business. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance.

        Successfully addressing the factors discussed above is subject to various risks described in this report, as well as other factors which generally affect the market for stocks of development stage, high technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

Impact of the Year 2000 Issue

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's, or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In the Company's assessment, because the Company's and its subsidiaries' information systems are primarily comprised of recently purchased personal computers and software, the Company does not believe that the Year 2000 Issue will materially affect its operations.

        In addition, in developing the E-SAT System, the Company will be relying on vendors to, among other things, manufacture the Little LEO satellites, launch the Little LEO satellites, manufacture the RTU and build the E-SAT infrastructure including the control stations which are Y2K compliant. The Company has entered into contracts with several vendors to develop the E-SAT System, and, an assessment has been made as to their Year 2000 compliance. As part of ongoing contract negotiations, the Company will request and determine the vendors' Year 2000 readiness. In the event that it is determined that a key vendor will not be Year 2000 compliant, this may have an adverse effect on the Company's business plans.

            ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The response to this item is being submitted in a separate section of this report beginning on page F-1.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                           PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees of the Company

        The present directors, executive officers, and key employees of the Company, their ages, positions held in the Company, and duration as such, are as follows:



Name                    Position                              Age               Period
----------------------- ------------------------------------  --------- --------------------------


Fred W. Thompson        Chairman of the Board, President,     56        December 1992 - present
                        Chief Executive Officer, and
                        Chief Financial Officer                         November 1993 - present



Michael T. Schieber     Director, Secretary                   59        December 1992 - present



E. A. James Peretti     Director, Chief Operating Officer     56        February 1996 - present



H. Tate Holt            Director                              47        February 1996 - present



Jerome W. Carlson       Director                              62        May 1997 - present

Jessie J. Knight, Jr.   Director                              48        February 1999 - present

Gregory T. Leger        Executive Vice President                        March 1998 - present
                        Engineering
                                                              43



Frederick R.            Vice President, Business              37        August 1995 - present
Skillman, Jr.           Development


        The Company adopted staggered terms for its Board of Directors at its 1996 Annual Stockholders Meeting. Messrs. Thompson, Peretti and Knight will serve until the 1999 annual meeting of stockholders or until their successors have been elected; Mr. Carlson will serve until the 2000 annual meeting of stockholders or until his successor has been elected; and Messrs. Schieber and Holt will serve until the 2001 annual meeting of stockholders or until their successors have been elected. The Board of Directors does not have a standard arrangement for compensation, but has previously received, and will continue to receive, stock options as compensation.

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

        E. A. James Peretti, Director, has served as Chief Operating Officer since August 1998, and was appointed in February 1996, as President and Chief Executive Officer of Global Energy Metering Service, Inc., a wholly-owned subsidiary of DBSI. Previously, Mr. Peretti served as President of Westinghouse Electric Supply Company (WESCO), a business unit of Westinghouse Electric Corp. He also served as a Vice President and officer of Westinghouse Electric Corp. During his 30 year tenure with WESCO, Mr. Peretti also held positions as Vice President and General Manager of its Pacific Division. Mr. Peretti holds a BS degree from Purdue University in Electrical Engineering and a MBA from the University of Hawaii.

        H. Tate Holt, Director, appointed in February 1996, is currently President of Holt & Associates, a growth management consulting firm, and has held that position since July 1990. Previously, from 1987 to 1990, Mr. Holt was a Senior Vice President at Automatic Data Processing, Inc. in Roseland, New Jersey and Santa Clara, California. Mr. Holt has over twenty years of experience in various senior sales, marketing and general management positions with IBM, Triad Systems, and ADP. He has participated in major restructuring and strategic planning in these and other companies. Since 1990, Holt & Associates has assisted its clients in developing and achieving aggressive growth targets, both domestically as well as internationally. Mr. Holt is also an active director of several private and publicly traded companies including Onsite Energy. Mr. Holt holds an AB from Indiana University.

     Jerome W. Carlson, Director, appointed in May 1997, is currently President of Raljer, Inc., management consulting firm, and has held that position since January 1995. Previously, from 1984 to 1995, Mr. Carlson was the Chief Financial Officer, Vice President of Finance and Corporate Secretary for Triad Systems Corporation in Livermore, California. Mr. Carlson has over twenty years experience in both finance and general management positions with Hewlett Packard. Since 1995 he has assisted a number of businesses in developing and achieving certain strategic and tactical goals in their industries. Mr. Carlson is a director of Valley Community Bank and Tri-Valley Business Council, as well as director and advisor for several private companies. He holds a BS degree from the University of California at Davis and an MBA from the Stanford Graduate School of Business.

        Jessie J. Knight, Jr., Director, appointed in February 1999, was a Commissioner of the California Public Utilities Commission from 1993 through December 1998. Appointed by former Governor Peter Wilson, he was one of five individuals responsible for economic and regulatory oversight of California's $52 billion telecommunications, utility, trucking and rail industries. Before his appointment to the Commission, he was Executive Vice-President of the San
Francisco Chamber of Commerce, responsible for international operations, economic development and attracting businesses to San Francisco. He also served as Vice-President, Marketing for the San Francisco Newspaper Agency, a $400 million publishing operation encompassing the San Francisco Chronicle and the San Francisco Examiner. Mr. Knight is a director of Blue Shield of California and has been nominated to serve on the board of directors of Avista, Inc. Mr. Knight holds a BA degree from St. Louis University and an MBA from the University of Wisconsin.

        Gregory T. Leger, Executive Vice President Engineering, joined the Company in March 1998. Mr. Leger is responsible for the design and construction of the E-SAT System. Mr. Leger has over nine years' experience in engineering systems, management, business planning, marketing and proposal preparation with strong analytical and negotiating skills. Most recently and for the past five years, Mr. Leger was employed by Seimac Limited, as its Product Development Manager, where he combined business development activities with technical and project leadership to provide customers with solutions encompassing electronics data telemetry, software and packaging. Mr. Leger received his BS degree in Physics at Dalhousie University, Canada, his MS degree in Oceanography at
Dalhousie University, and a degree in Master Space Systems Engineering at Technical University of Delft, Netherlands.

        Frederick R. Skillman, Jr., Vice President Business Development, joined the Company in August 1995. Mr. Skillman manages the business case development and oversees the marketing and the sales activities for the Company. Mr. Skillman has been working in the utility industry for 14 years, with extensive utility operating experience, contract administration, product development, project management and direct line supervision. Prior to joining the Company, Mr. Skillman worked for Pacific Gas & Electric ("PG&E") for eleven years. During his tenure at PG&E, Mr. Skillman was an electrical engineer for the initial AMR system installed for PG&E in Marin County, California. Mr. Skillman holds a BS degree in Electrical Engineering from California Polytechnical State University, and an MBA degree from the University of San Francisco.

Key Employees

        While the following person did not serve as a director or executive officer of the Company, he did serve as an executive officer of the Company's subsidiary during 1998 and was considered to be a significant employee of that subsidiary.



Name
                        Position                              Age               Period
----------------------- ------------------------------------  --------- --------------------------


Randall L. Smith        Executive vice-president, Chief       43        January 1996 - July 1998
                        Engineer,
                        Director of GEMS
                        President and Director of GEMS                  July 1995 - January 1996
                        President of JPS                                July 1993 - June 1995


     Randall L. Smith, Executive Vice President and Chief Engineer of Global Energy Metering Service, Inc. joined the Company in July 1993 as President of JPS Systems, Inc. Mr. Smith resigned from GEMS effective July 31, 1998. Committees of the Board

     The Board has an audit committee consisting of Messrs. Schieber, Carlson, and Peretti, a nominating committee consisting of Messrs. Holt, Carlson and Thompson, and a compensation committee consisting of Messrs. Holt, Schieber and Carlson.

        The primary functions of the audit committee is to review the scope and results of audits by the Company's independent auditors, the Company's internal accounting controls, non-audit services performed by the independent accountants and the cost of accounting services.

        The nominating committee assists in the process of officer and director nominations.

        The compensation committee administers the Company's various stock option plans and approves compensation, remuneration and incentive arrangements for officers of the Company.

Family Relationships

        There are no family relationships between any director, executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 1998, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

            ITEM 10.     EXECUTIVE COMPENSATION

Executive Compensation

        The following table provides certain summary information concerning compensation of the Company's Chief Executive Officer and each employee of the Company or its subsidiaries who earned in excess of $100,000 for the year ended December 31, 1998.



                                      SUMMARY COMPENSATION TABLE


                                                                          Long-Term
                                         Annual Compensation             Compensation



                                                             Other        Securities
Name and                                                    Annual        Underlying     All Other
Principal Position     Year      Salary       Bonus    Compensation(1)     Options       Compensation
--------------------- ------ ---------------- -------- ---------------- -------------- ---------------


Fred W. Thompson        1998    $ 180,000     $20,000           $ 8,005         - 0 -      $235,691(2)
Chief Executive         1997    $ 180,000(3)  -  0  -           $ 6,705     185,000
Officer                 1996    $ 180,000(4)  -  0  -           $ 4,245     312,500



E.A. James Peretti      1998    $ 155,000     -  0  -           $ 2,576         - 0 -
Chief Operating         1997    $ 155,000     -  0  -           $ 3,732     150,000
Officer                 1996    $ 155,000     -  0  -          $    971     375,000

Randall Smith           1998    $   72,917    -  0  -           $ 1,798         - 0 -      $ 52,083 (5)
Former Executive VP     1997    $ 125,000     -  0  -           $ 2,385      87,500
GEMS                    1996    $ 125,000     -  0  -           $ 2,216     125,500


Gregory T. Leger        1998    $   93,230    $20,000           $ 1,914     125,000
Executive VP

Frederick R. Skillman,  1998    $ 110,000     -  0  -           $ 2,512         - 0 -
Jr., Vice-President
-------------------------------------------------------------------------------------

(1)     Consists entirely of payment of insurance premiums.
(2) Represents $27,691 of pay in lieu of vacation and $208,000 of compensation deferred in 1996 and 1997.
(3) $80,000 paid in cash, $100,000 deferred pursuant to his employment agreement.
(4) $72,000 paid in cash, $108,000 deferred pursuant to his employment agreement.
(5) In July 1998, the Company agreed to a severance package with Mr. Smith consisting of $125,000 in cash payments to be made through July 1999 (of which $52,083 was paid in 1998) and the immediate vesting of all of Mr. Smith's unvested stock options.

Employment Agreements

     Mr. Thompson entered into an employment agreement with the Company on April 18, 1996, effective January 1, 1996. His annual salary under the agreement is $180,000, and includes non-qualified stock options to purchase 312,500 shares of the Company's Common Stock. In October 1998, the Company mb\work\dbsi\#5form10-ksb\4-13-99 paid Mr. Thompson the amount of $208,000 related to his previously deferred compensation through December 31, 1997. The Company has maintained a key person insurance policy on Mr. Thompson's life in the face amount of $2,000,000, and is the sole beneficiary of such policy.

        The Company also entered into an employment contract with E.A. James Peretti, Chief Operating Officer of the Company and CEO of GEMS. Mr. Peretti's agreement includes an annual salary of $155,000 and non-qualified stock options to purchase 375,000 shares of Common Stock.

        Effective March 1, 1998, the Company entered into a three-year employment agreement with Mr. Gregory T. Leger to serve as Executive Vice President Engineering. Under the employment agreement, Mr. Leger's annual salary is $120,000. He also received $20,000 upon the execution of the agreement and has the right to receive an additional $20,000 by March 31, 1999, as a bonus. Mr. Leger also received an option to purchase 125,000 shares of DBSI Common Stock subject to vesting requirements.

Stock Option Plans

        The Company has established the 1998 Stock Option Plan (the "1998 Plan") which was approved by the stockholders in May 1998 to serve as a vehicle to attract and retain the services of key employees and to help such key employees realize a direct proprietary interest in the Company. The 1998 Plan provides for the grant of up to 500,000 non-statutory and incentive stock options. Under the 1998 Plan, officers, directors, consultants and employees of the Company will be eligible for participation. The exercise price of any incentive stock option granted under the 1998 Plan may not be less than 100% of the fair market value of the Common Stock of the Company on the date of grant. The fair market value for which an optionee may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the 1998 Plan may be purchased for cash. Unless otherwise provided by the Board, an option granted under the Plan is exercisable for a term of ten years (or for a shorter period up to ten years). The 1998 Plan is administered by the Board of Directors and its Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The 1998 Plan may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each option is exercisable only so long as the optionee remains employed by the Company. No option is transferable by the optionee other than by will or the laws of descent and distribution. As of December 31, 1998, options to acquire 112,500 shares of Common Stock were outstanding.

        The Company has established a 1996 Stock Option Plan (the "1996 Plan") to serve as a vehicle to attract and retain the services of key employees and to help such key employees realize a direct proprietary interest in the Company. The 1996 Plan provided for the grant of up to 1,650,000 non-statutory and incentive stock options of which 924,403 were outstanding as of December 31, 1998. Under the 1996 Plan, officers, directors, consultants and employees of the Company are eligible for participation. The exercise price of any incentive stock option granted under the 1996 Plan may not be less than 100% of the fair market value of the Common Stock of the Company on the date of grant. The fair market value for which an optionee may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the 1996 Plan may be purchased for cash. Unless otherwise provided by the Board, an option granted under the 1996 Plan is exercisable for a term of ten years (or for a shorter period up to ten years). The 1996 Plan is administered by the Board of Directors and its Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The 1996 Plan may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each option is exercisable only so long as the optionee remains employed by the Company. No option is transferable by the optionee other than by will or the laws of descent and distribution.

        The Company also has developed three stock option plans to award certain employees, directors, and consultants with the opportunity to purchase the Company's Common Stock. Under the Company's 1993 Incentive Stock Option Plan ("1993 ISO Plan") options to purchase up to 69,644 shares of Common Stock were issued to eligible employees. Under the Non-Qualified Stock Option Plan for Non-Employee Directors ("Director's Plan") options to purchase up to 48,750 shares of Common Stock were granted to non-employee directors. Under the Non-Qualified Stock Option Plan for Consultants ("Consultant's Plan") options to purchase up to 14,625 shares of Common Stock were granted to certain consultants. As of December 31, 1998, options to acquire 50,269, 42,500, and 14,625 shares of Common Stock were outstanding under the 1993 ISO Plan, Director's Plan and Consultant's Plan, respectively.


                OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 1998
                                INDIVIDUAL GRANTS


                           Number of      % of Total Options
                          Securities      Granted to
                          Underlying      Employees in Fiscal   Exercise or Base
Name                    Options Granted   Year 1998             Price ($/SHARE)       Expiration
                             1998                                                     Date
--------------------- ------------------- --------------------- --------------------- ------------

Gregory T. Leger,         125,000               100%                 $.53                 3/1/08
 Executive
 Vice-President


                          FISCAL YEAR-END OPTION VALUE


                                      Number of Securities       Value(s) of Unexercised In-the-
                                     Underlying Unexercised      Money Options/SARs at FY
                                   Options/SARs at FY End (#)    End ($)

                                    Exercisable/Unexercisable    Exercisable/Unexercisable
Name                              Options at December 31, 1998   Options at December 31, 1998
-------------------------------- ------------------------------- --------------------------------

Fred W. Thompson,                       312,612 / 204,388             $1,328,601/ $868,649
President, CEO

E. A. James Peretti,                    350,000 / 175,000            $1,487,500 / $743,750
CEO GEMS


 Gregory T. Leger                        65,000 /   60,000             $276,250 / $255,000
 Exec. VP

 Frederick R. Skillman, Jr.              50,000 /  100,000             $212,500 / $425,000
 VP


(1) The value of unexercised in-the-money stock options is based on a per share price of $4.25 as quoted on the OTC Bulletin Board on December 31, 1998.

Limitation of Liability and Indemnification Matters

        The General Corporation Law of the State of Delaware permits indemnification of directors, officers, and employees of Corporations under certain conditions subject to certain limitations. Article XII of the Company's certificate of incorporation states that the Company may provide indemnification of its agents, including its officers and directors, to the maximum extent permitted by the General Corporation Law. Article VI of the Bylaws provide that the Company shall, to the maximum extent and in the manner permitted in the Corporations Laws. Article VI of the Bylaws provide that the Company shall, to the maximum extent and in the manner permitted in the Corporations Laws, indemnify each of its agents, including its Officers, Directors, and employees, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact any such person is or was an agent of the Company.

Directors Compensation

        The Company reimburses directors for expenses incurred in connection with attending Board meetings but does not pay directors's fees or other cash compensation for services rendered as a director. In lieu of fees, the Company grants to each non-employee director options to purchase 37,500 shares of Common Stock upon first becoming a director and for each year of service successfully completed, under a stock option plan as approved by a shareholder vote in 1996 and the 1998 Plan which allows an unspecified number of options to be awarded to directors. Options are issued at the time of the Annual Shareholders Meeting and vest over the next 12-month period.

     Mr. Schieber was issued annual options for the purchase of 37,500 shares of the Company's Common Stock in April, 1996, May, 1997, and May, 1998, at exercise prices of $1.4375*, $0.60** and $2.1875, respectively. Mr. Holt was issued options to purchase 37,500 shares of the Company's Common Stock upon becoming a director in 1996 and issued annual options for the purchase of 37,500 shares of the Company's Common Stock in April 1996, May, 1997, and May, 1998, at exercise prices of $1.4375*, $0.60**, and $2.1875, respectively. Mr. Carlson was issued options to purchase 37,500 shares of the Company's Common Stock upon becoming a director in 1997 and issued annual options for the purchase of 37,500 shares of the Company's Common Stock in May, 1997, and May, 1998, at exercise prices of $0.60** and $2.1875, respectively. Subsequent to the 1998 year end, Mr. Knight was issued options to purchase 37,500 shares of the Company's Common Stock upon becoming a director in February 1999 at the exercise price of $5.50.

-----------------------------------------------------------------------------
*       Repriced 2/13/97 from $4.75 (vesting schedule)
**      Repriced 2/23/98 from $1.00
-----------------------------------------------------------------------------

        During the early part of fiscal 1998, the market price of the Company's Common Stock remained depressed due, in part, to regulatory delays, including a delay in the approval of E-SAT's LEO satellite license application. As a result, the Board of Directors voted to reprice certain stock options in February of 1998, which were held by non-employee directors. The repricing was done in an effort to retain the Company's quality outside directors who had lost a significant portion of their financial interest in the Company because their options were "out of the money." In February 1998, the Company completed this stock option repricing program for the Company's non-employee directors in which stock options for 150,000 shares of Common Stock, originally issued with an exercise price of $1.00 per share, were reissued with an exercise price of $0.60 per share, which approximated the fair market value on the date of repricing. The Company maintained the original vesting schedules.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

        The following table set forth certain information as of March 19, 1999, with respect to the beneficial ownership of the Company's Common Stock for (i) each director, (ii) all directors and officers of the Company as a group, and
(iii) each person known to the Company to own beneficially five percent (5%) or more of the outstanding shares of the Company's Common Stock.




Name and Address of                                 Beneficially and
Beneficial Owner                                     Record Owned(1)      Percent of Class
------------------------------------------------ ------------------------ -----------------------

Fred W. Thompson                                        868,267(2)                 8.3%
100 Shoreline Highway, Suite 190A
Mill Valley, CA 94941


Michael T. Schieber                                     353,989(3)                 3.5%
100 Shoreline Highway, Suite 190A
Mill Valley, CA 94941


E.A. James Peretti                                      425,000(4)                 4.0%
100 Shoreline Highway, Suite 190A
Mill Valley, CA 94941


H. Tate Holt                                            156,379(5)                 1.5%
100 Shoreline Highway, Suite 190A
Mill Valley, CA 94941


Jerome W. Carlson                                       106,250(6)                 1.0%
100 Shoreline Highway, Suite 190A
Mill Valley, CA 94941


                                                        37,500(7)                  0.4%
Jessie J. Knight

100 Shoreline Highway, Suite 190A
Mill Valley, CA 94941


Officers and Directors as a Group (6 persons)           _________                  _____

                                                        1,947,385                  17.2%  *



                                                       2,000,000(8)                18%
Astoria Capital Partners, L.P.

6600 Southwest 92nd Street, Suite 370

Portland, OR 97223



Microcap Partners, L.P.                                 500,000(8)                  4.8%
6600 Southwest 92nd Street, Suite 370
Portland, OR 97223



* Total percentage amount does not reflect rounding of individual ownership percentages.

        (1) The persons named in the table have sole voting or investment power with respect to all of the Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

        (2) Includes (i) 15,418 shares held by Mr. Thompson; (ii) 474,558 shares held in Thompson 1996 Revocable Trusts; and (iii) options to purchase 312,500 shares at $0.531 per share expiring January 1, 2006, and 4,125 and 61,666 shares of Common Stock exercisable at $0.584 per share and expiring December 31, 2000 and December 31, 2002, respectively.

        (3) Includes (i) 215,625 shares held jointly with spouse, Arlene Schieber, (ii) 6,505 held solely by Mr. Schieber, (iii) 3,075 held solely by Ms. Schieber, of which shares Mr. Schieber disclaims beneficial ownership, and (iv) options to purchase 13,750, 12,534 and 37,500 shares of Common Stock all exercisable at $1.4375 per share which expire on February 15, 2005, February 15, 2006 and April 30, 2006, respectively, and options to purchase 27,500 shares of Common Stock exercisable at $0.60 per share which expire May 13, 2007, and options to purchase 37,500 shares of Common Stock at $2.1875 which expire on May 12, 2008.

        (4) Options to purchase 375,000 and 50,000 shares of Common Stock exercisable at $0.531 per share, and expiring January 1, 2006 and December 31, 2007, respectively.

        (5) Includes (i) 21,488 shares held solely by Mr. Holt, and (ii) options to purchase 7,808 and 75,000 shares of Common Stock all exercisable at $1.4375 per share which expire December 31, 2006 and April 30, 2006, respectively, and options to purchase 20,833 shares of Common Stock exercisable at $0.60 per share which expire May 13, 2007, and options to purchase 37,500 shares of Common Stock at $2.1875 per share which expire May 12, 2008.

        (6) Includes 37,500 shares held by Mr. Carlson, options to purchase 37,500 shares of Common Stock exercisable at $0.60 per share which expire May 13, 2007, and options to purchase 37,500 shares of Common Stock at $2.1875 per share which expire May 12, 2008.

        (7) Options to purchase 37,500 shares of Common Stock exercisable at $5.50 per share which expire February 19, 2009.

        (8) Of the shares of Common Stock beneficially owned, one-half represent outstanding shares of Common Stock held and the remaining one-half represent shares of Common Stock that may be acquired pursuant to Warrants.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 1997 and 1998, the Company has not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to the knowledge of the Company any director or executive officer, nominee, five percent beneficial security holder, or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest. Subsequent to December 31, 1998, the Company indemnified its president relating to a lawsuit filed against the president. (See Item 3, "Legal Proceedings.")

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

Financial Statements

        The following Financial Statements pertaining to the Company are filed as part of this report:


Report of Independent Accountants                         F-1


Consolidated Balance Sheets                               F-2


Consolidated Statements of Operations                     F-3


Consolidated Statements of Stockholders' Equity           F-4 to F-9


Consolidated Statements of Cash Flows                     F-10 to F-11

Notes to Consolidated Financial Statements
                                                          F-12 to F-25

Exhibits

        The following Exhibits are filed with or incorporated by reference into this report:



      *(2.1)        Plan and Agreement of Reorganization, dated September 30, 1992, entered into with DBS Industries, Inc. Network, Inc. and certain of its Shareholders which was previously filed in, and is hereby incorporated by reference to, the
                    Company's Current Report on Form 8-K, date of report, December 2, 1992.


      *(3.0)        Certificate of Incorporation, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form S-
                    18, No. 33-31868-D, effective May 11, 1990.

      *(3.1)        Bylaws,  which  was  previously  filed  in,  and  is  hereby incorporated by reference to, the Company's  Registration Statement on Form S-18, No 33-31868-D,effective May 11, 1990.

      *(3.2)        Restated Certificate of Incorporation, as adopted on August 8, 1996.


      *(4.1)        Form of Unit Warrant Agreement, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form S-
                    18, No. 33-31868-D, effective May 11, 1990.


      *(4.2)        Specimen Stock Certificate.


      *(10.6)       1993 Incentive Stock Option Plan for DBS Industries, Inc.

      *(10.7)       1993 Non-Qualified Stock Option Plan for Non-Employee Directors of DBS
                    Industries, Inc.

      *(10.8)       1993 Non-Qualified Stock Option Plan for Consultants of DBS Industries, Inc.


     *(10.20) AXION Royalty Agreement incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 1994.

                    DBS Industries, Inc. $3,000,000, Three Year Convertible Debenture Series B
     *(10.24)       due January 12, 1999, incorporated by reference to the Company's Current
                    Report on Form 8-K dated February 1, 1996.

     *(10.25)       Memorandum of Understanding between ABB Power T&D Company, Inc. and
                    Global Energy Metering Service, Inc. dated February 9, 1996.

     *(10.26)       Stock Purchase Agreement between Seimac Limited and DBS Industries, Inc., comprised of Common Stock Exchange Agreement and Shareholders
                    Agreement both dated December 13, 1995.




     *(10.27)       DBS Industries, Inc. $1,000,000 Three Year Convertible Debenture, Series A
                    due July 1, 1998.

     *(10.30)       DBS Industries, Inc. $640,000 Three Year Convertible Debenture, Series C,
                    due December 31, 1999.

     *(10.31)       Employment Agreement between Fred W. Thompson and the Company, dated
                    April 18, 1996.

     *(10.32)       Employment Agreement between Randall L. Smith and GEMS (the Company's subsidiary), dated March 1, 1996.

     *(10.33)       Employment Agreement between E.A. James Peretti and GEMS (the
                    Company's subsidiary) dated April 18, 1996.

     *(10.34)       1996 Stock Option Plan.

     *(10.36)       1998 Stock Option Plan

     **(10.37)      Memorandum of Understanding Between DBS Industries and Matra Marconi Space.

     **(10.38)      Letter of Intent with SAIT-Radio Holland SA

     **(10.39)      Purchase Agreement with Astoria Capital, L.P. and Microcap Partners, L.P.

     **(10.40)      Warrant Agreement with Astoria Capital, L.P. and Microcap Partners, L.P.

     ***(10.41)     Employment Agreement between Gregory T. Leger and DBS Industries, Inc.

     **(21.1)       List of Subsidiaries of DBS Industries, Inc.



* Previously filed in, and incorporated by reference to, Form 10-KSB for Fiscal Years July 31, 1993, July 31, 1994,
         July 31, 1995,  and  December  31, 1995,  and December 31, 1996.

**        Submitted with this Form 10-KSB.

*** Previously filed with Registration Statement on Form SB-2 filed on Novemeber 30, 1998.

Reports on Form 8-K

        None.

                                          SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:      April 13, 1999                       DBS INDUSTRIES, INC.


                                                 By:  /s/ FRED W. THOMPSON
                                                         ------------------
                                                         Fred W. Thompson,
                                                         President

        In accordance with the Securities Exchange Act of 1934, this Annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              Name               Title                           Date
-------------------------------- ------------------------------- ---------------

/s/ FRED W. THOMPSON             President, Chairman              April 13,1999
---------------------            Principal Executive Officer,
Fred W. Thompson                 Principal Financial Officer

/s/ E.A. JAMES PERETTI           Director                         April 13, 1999
----------------------
E.A. James Peretti

/s/ MICHAEL T. SCHIEBER          Director, Secretary              April 13, 1999
-----------------------
Michael T. Schieber

/s/ JEROME W. CARLSON            Director                         April 13, 1999
----------------------
Jerome W. Carlson

/s/ H. TATE HOLT                 Director                         April 13, 1999
----------------------
H.   Tate Holt


Jessie J. Knight                 Director                          ____________

                                REPORT OF INDEPENDENT ACCOUNTANTS



February 5, 1999, except for Note 14,
as to which the date is April 8, 1999


To the Board of Directors and Stockholders of DBS Industries, Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of DBS Industries, Inc. and Subsidiaries (a development stage company) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and for the period from April 25, 1990 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

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

\s\ PricewaterhouseCoopers LLP

San Francisco, California

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                              December 31,         December 31,
                                                                  1998                 1997
                                                            -----------------    -----------------
                          ASSETS
Current assets:
   Cash and cash equivalents                                     $  1,291,711       $      383,054
   Prepaid and other current assets                                    71,138              119,265
                                                               --------------      ---------------
     Total current assets                                           1,362,849              502,319
                                                               --------------      ---------------

Furniture and equipment (at cost)                                      65,516               73,277
Less accumulated depreciation                                          42,989               47,828
                                                               --------------      ---------------
                                                                       22,527               25,449
                                                               --------------      ---------------
Other assets:
   Investments and advances                                           851,490            1,248,649
   Goodwill, net of accumulated amortization of
     $87,428 and $81,864, respectively                                  3,562                9,126
   Satellite Construction Costs                                     1,272,083                -
                                                               --------------      ---------------
                                                                    2,127,135            1,257,775
                                                               --------------      ---------------
     Total assets                                                $  3,512,511        $   1,785,543
                                                               ==============      ===============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $    240,240         $    152,485
   Customer advances                                                  400,000              400,000
   Accrued liabilities                                                489,531              145,019
   Deferred compensation                                               -                   216,000
                                                               --------------      ---------------
     Total current liabilities                                      1,129,771              913,504
                                                               --------------      ---------------

Commitments (Notes 8 and 14)
Stockholders' equity
   Common stock, $0.0004 par value; 20,000,000 shares
    authorized; 8,581,117 and 5,882,928 issued and outstanding at
   December 31, 1998 and 1997, respectively                             3,452                2,373
   Capital in excess of par value                                   8,511,410            4,681,295
   Warrants                                                         1,085,500              112,500
   Deficit accumulated during the development stage                (7,132,622)          (3,839,129)
   Treasury stock (51,562 shares as of December 31, 1998 and
    1997)                                                             (85,000)             (85,000)
                                                               --------------      ---------------
     Total stockholders' equity                                     2,382,740              872,039
                                                               --------------      ---------------
      Total liabilities and stockholders' equity                 $  3,512,511       $    1,785,543
                                                               ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            April 25, 1990
                                                                                            (Inception) to
                                                                      December 31,           December 31,

                                                                  1998           1997             1998
                                                                  ----           ----             -----
Revenue                                                       $      -       $      -        $       161,420
                                                              ----------     -----------     -------------
Cost and operating expenses:
   Cost of revenue                                                        -              -           127,580
   General and administrative                                     2,198,701      1,472,162         8,661,689
   Research and development                                         797,147        210,115         2,966,718
                                                               ------------      ---------     -------------
                                                                  2,995,848      1,682,277        11,755,987
                                                                -----------    -----------    --------------
      Loss from operations                                       (2,995,848)    (1,682,277)      (11,594,567)
                                                                 -----------    -----------   --------------

Other income (expense):
   Interest, net                                                     32,421       (308,094)         (709,459)
   Equity in loss of investees, net                                (100,143)       (80,975)         (512,920)
   Gain (loss) on sale of
      investments                                                  (228,323)     5,221,063         5,829,218
   Other, net                                                          -              -              (56,634)
                                                              --------------------------------   ------------
                                                                   (296,045)     4,831,994         4,550,205
                                                                ------------   -----------         ---------


Income (loss) before provision
      for income taxes and minority interests                    (3,291,893)     3,149,717        (7,044,362)
Provisions for income taxes                                           1,600         80,800            96,835
                                                               ------------  -------------   ---------------
   Income (loss) before minority
      interests                                                  (3,293,493)     3,068,917        (7,141,197)
Minority interests in income of
   consolidated subsidiaries                                            -               -              8,575
                                                              ----------------------------------------------
      Net income (loss)                                         $(3,293,493)    $3,068,917      $ (7,132,622)
                                                                ============    ==========      =============

Basic net income (loss) per share                                  $  (0.47)     $  0.527
                                                                 ===========    ==========

Diluted net income (loss) per share                                $  (0.47)      $  0.49
                                                                 ===========    ==========

Weighted average number of shares
of common stocks, basic                                          $6,979,818     $5,863,261
                                                                 ===========    ==========

Weighted average number of shares
of common stocks, diluted                                        $6,979,818     $6,235,144
                                                                 ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY




                                                                                                         Deficit
                                                    Common Stock                                        Accumulated
                                                   ---------------   Capital in                         During the       Total
                                                             Par     Excess of              Treasury    Development    Stockholders'
                                                    Shares   Value   Par Value    Warrants    Stock       Stage          Equity
                                                    -------  -----   ---------    --------   -------   -------------   -------------

Balance at December 31, 1990, of DBSN as restated
  pursuant to the merger on December 2, 1992       301,000   $ 12    $ 46,375         -         -       $ (219,990)    $  (173,495)

Stock issue costs for the twelve months ended
  December 31, 1991                                      -      -     (15,774)        -         -                -         (15,774)

Net loss for the twelve months ended
  December 31, 1991                                      -      -           -         -         -         (115,339)       (115,339)
                                                  ---------  -----   ---------    -------    -------      ----------      ---------

Balance at December 31, 1991                      1,065,500   426     202,650         -         -         (335,329)       (132,253)

Issuance of common stock for cash at
  $.01 to $1.00 per share                         1,317,290   527     538,998         -         -                -         539,525

Issuance of common stock for professional
services at $.01 to $.10 per share                  214,240    86      12,338                                               12,424

Issuance of common stock in payment of
 stockholder loans: June 1992 at $.01 per share     230,000    92       2,208         -         -                -           2,300

Net loss for the seven months ended July 31, 1992         -     -           -         -         -           (90,750)       (90,750)
                                                  ---------  -----   ---------    -------    -------      ----------      ---------
Balance at July 31, 1992                          2,827,030 1,131     756,194         -         -          (426,079)       33,1246

Shares of Fi-Tek IV, Inc. from August 3, 1989
  (inception) through December 2, 1992              817,540   327     155,450         -         -                 -        155,777

Issuance of common stock for cash at $.01 to
 $3.20 per share                                  1,313,926   527     998,088         -         -                 -        998,615

Issuance of common stock for interest at $5.00
 per share                                           10,000     4       4,996         -         -                 -          5,000

Issuance of common stock for JPS common stock on
  September 11, 1992, at $.80 per share              61,447    24      49,134         -         -                 -         49,158

Issuance of common stock for professional services
  on  September 11, 1992, at $.10 per share           6,679     3         665         -         -                 -            668

Issuance of common stock in exchange for DBSC
  common stock on October 9, 1992, at $2.00 per
  share                                               6,375     2      12,748         -         -                 -        12, 750



                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY




                                                                                                         Deficit
                                                    Common Stock                                        Accumulated
                                                   ---------------   Capital in                         During the       Total
                                                             Par     Excess of              Treasury    Development    Stockholders'
                                                    Shares   Value   Par Value    Warrants    Stock       Stage          Equity
                                                    -------  -----   ---------    --------   -------   -------------   -------------

Redemption of 97,450 common stock warrants on
  October 2, 1992, at $8.00 per share                    -      -      (19,490)          -        -              -        (19,490)

Issuance of common stock on December 2, 1992, at
  closing of acquisition of DBSN as a finder's fee
  at $.0004 per share                               25,000     10            -           -        -              -            10

Issuance of common stock for Axion common stock
  during March 1993 at $1.60 per share              50,000     20       79,980           -        -              -        80,000

Issuance of common stock for DBSC common stock
  on July 2, 1993, at $1.60 per share              133,307     53      213,238           -        -              -       213,291

Stock issue costs for the period from August 1,
 1992 through July 31, 1993                              -      -      (6,374)           -        -             -        (6,374)

Net loss for the twelve months ended July 31, 1993       -      -           -            -        -      (755,040)      (755,040)
                                                  ---------  -----    --------       ------   ------    -----------   ------------

Balance at July 31, 1993                         5,251,303  2,101   2,244,629            -        -     (1,181,119)    1,065,611

Issuance of common stock for cash at $4.00 per
 share(August 1993 through April 1994              102,257     41     411,943            -        -              -       411,984

Stock issued in exchange for 46% of JPS stock on
  November 19, 1993                                  3,379      1      10,137            -        -              -        10,138

Stock issued for professional services:
  January 28, 1994, at $3.60 per share               5,331      2      19,188            -        -              -        19,190

  July 29, 1994, at $2.00 per share                  3,833      2       7,663            -        -              -         7,665

Stock issued due to exercise of warrants, at
  $2.00 per share (March and April 1994)             2,500      1       4,999            -        -              -         5,000

Stock issued for interest on July 31, 1994, at $2.00
  per share                                          1,000      -       2,000            -        -              -         2,000

Purchase of shares of common stock on January 28,
  1994, at $3.20 per share                          (1,563)     -           -            -   (5,000)             -        (5,000)

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY





                                                                                                         Deficit
                                                    Common Stock                                        Accumulated
                                                   ---------------   Capital in                         During the       Total
                                                             Par     Excess of              Treasury    Development    Stockholders'
                                                    Shares   Value   Par Value    Warrants    Stock       Stage          Equity
                                                    -------  -----   ---------    --------   -------   -------------   -------------



Reacquisition of common stock pursuant to sale of
  investment in Axion in May 1994, at $1.60 per
  share                                             (50,000)    -          -           -     (80,000)             -       (80,000)

Net loss for the twelve months ended
  July 31, 1994                                           -     -          -           -           -        (26,909)      (26,909)
                                                  --------- -----  ---------       -----    ---------    -----------    ----------
Balance at July 31, 1994                          5,318,039 2,148  2,700,559                 (85,000)    (1,208,028)     1,409,679

Stock issued for services:
  November 30, 1994, at $1.88 per share             10,000      4     18,796          -            -             -          18,800
  May 15, 1995, at $2.00 per share                  10,724      4     21,443          -            -             -          21,447
  July 15, 1995, at $1.60 per share                 11,373      5     18,192          -            -             -          18,197

Net loss for the twelve months ended July 31, 1995       -      -          -          -            -     (1,284,558)    (1,284,558)
                                                  --------  ------   --------      -----     --------     -----------   -----------

Balance at July 31, 1995                         5,350,136  2,161  2,758,990          -      (85,000)    (2,492,586)       183,565

Issuance of common stock for 1% JPS common
  stock on September 21, 1995 at $1.20 per
  share                                              9,450      4     11,336          -            -              -         11,340

Issuance of common stock for 20% Seimac Limited
  common stock on December 13, 1995 at $4.00 per
  share                                            165,519     66    662,010          -            -              -        662,076

Issuance of common stock for professional
  services at $5.60 per share                        2,934      1     16,427          -            -              -         16,428

Net loss for the five months ended December 31,
  1995                                                   -      -          -          -            -        (662,877)     (662,877)

Balance at December 31, 1995                     5,528,039  2,232  3,448,763          -      (85,000)     (3,155,463)     (210,532)

Warrants issued on January 13, 1996,
  to purchase 75,000 shares of common stock
  for services rendered
  at an exercise price of $7.30 per share               -      -          -     112,500            -               -       112,500

Issuance of common stock for cash:
  January 15, 1996, at $4.00 per share, less
    noncash issuance cost of $63,900              200,000     80     736,020          -            -               -       736,100
  February 15, 1996, at $5.20 per share, less
    noncash issuance cost of $19,999               38,462     15     179,988          -            -               -       180,003

Stock issued for services:
  January 1 - June 30, 1996, at $3.75 per shares   22,743      9      85,277          -           -                -        85,286
  August 15, 1996, at $4.80 per share               6,018      2      28,884          -           -                -        28,886
  September 21, 1996, at $5.60 per share            4,821      2      26,996          -           -                -        26,998
  July 1 - December 31, 1996, at $2.00 per shares   7,605      3      15,207          -           -                -        15,210
  Placement fee associated with January 15 and
    February 15, 1996, issuances settled through
    issuance of common stock                       19,821      8      83,891          -           -                -       83,899


                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY





                                                                                                         Deficit
                                                    Common Stock                                        Accumulated
                                                   ---------------   Capital in                         During the       Total
                                                             Par     Excess of              Treasury    Development    Stockholders'
                                                    Shares   Value   Par Value    Warrants    Stock       Stage          Equity
                                                    -------  -----   ---------    --------   -------   -------------   -------------



Net loss for the twelve months ended
  December 31, 1996                                      -      -           -            -        -       (3,752,583)   (3,752,583)
                                                ---------- ------   ----------    ---------  --------    ------------   -----------
Balance at December 31, 1996                     5,827,509  2,351   4,605,026      112,500   (85,000)     (6,908,046)   (2,273,169)

Stock issued for services:
  January 31, 1997, at $1.69 per share              5,088      2        8,586            -         -               -         8,588
  February 14, 1997, at $1.75 per share             4,701      2        8,225            -         -               -         8,227
  February 28, 1997, at $2.00 per share             7,918      3       15,834            -         -               -        15,837
  March 31, 1997, at $1.63 per share                  302      -          491            -         -               -           491
  April 10, 1997, at $2.00 per share                7,500      3       14,997            -         -               -        15,000
  April 30, 1997, at $1.50 per share                  332      -          498            -         -               -           498
  June 30, 1997, at $1.13 per share                14,578      6       16,394            -         -               -        16,400
  July 9, 1997, at $0.75 per share                 15,000      6       11,244            -         -               -        11,250
Net income for the twelve months ended
  December 31, 1997                                     -      -            -            -         -       3,068,917     3,068,917
                                                  -------   -----    --------      -------     ------     ----------    -----------

                    DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY






                                                                                                         Deficit
                                                    Common Stock                                        Accumulated
                                                   ---------------   Capital in                         During the       Total
                                                             Par     Excess of              Treasury    Development    Stockholders'
                                                    Shares   Value   Par Value    Warrants    Stock       Stage          Equity
                                                    -------  -----   ---------    --------   -------   -------------   -------------


Balance at December 31, 1997                      5,882,928  2,373   4,681,295     112,500   (85,000)   (3,839,129)        872,039

Common Stock issued for cash, on
 April 16, 1998, at
 $2.00 per share                                    102,000     41     203,959           -        -              -         204,000


Common Stock issued upon exercise of options, on
June 11, 1998, at $1.44 per share                    12,500      5     17,964            -        -              -          17,969

Common Stock issued (voided) in connection with
services rendered:
February 12, 1998, at $0.53 per share                26,209     10     13,906            -        -              -          13,916
April 1, 1998, at $3.25 per share                    10,000      4     32,496            -        -              -          32,500
May 14, 1998, at $3.75 per share                     13,646      6     51,168            -        -              -          51,174
May 14, 1998, at $3.75 per share                    (22,743)    (9)   (85,277)           -        -              -         (85,286)

Common Stock issued for cash in August and
September 1998 at $2.00 per share net of
issuance costs of $485,826                        2,800,000  1,120  5,113,054            -        -              -       5,114,173


Common Stock issued upon exercise of options         17,202      6      9,128            -        -              -           9,134
$0.53 per share

Fair value of Common Stock warrants committed to
representing stock issuance costs                                    (973,000)     973,000        -              -               0

Fair value of options granted in connection with
services rendered                                                     159,000            -        -              -         159,000

Common Stock issued for exercise of options $.60 per
share 10/1/98                                        37,500    15      22,485            -        -              -          22,500

Common Stock returned to investees at $2.00
 share in October 1998                             (400,000) (160)   (799,840)           -        -              -        (800,000)


Common Stock issued upon exercise of options
 per share in October 1998                          94,375     38      50,075            -        -              -          50,113


Common Stock issued representing stock issuance
 costs                                              7,500       3      14,997            -        -              -          15,000



                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY (CONTINUED)





                                                                                                         Deficit
                                                    Common Stock                                        Accumulated
                                                   ---------------   Capital in                         During the       Total
                                                             Par     Excess of              Treasury    Development    Stockholders'
                                                    Shares   Value   Par Value    Warrants    Stock       Stage          Equity
                                                    -------  -----   ---------    --------   -------   -------------   -------------



                                                         -      -          -             -         -    (3,293,493)     (3,293,493)
Net loss for the year ended December 31, 1998

                                                  ---------  -----  ---------      --------   -------   ------------    -----------

Balance at December 31, 1998                      8,581,117  $3,452  $8,511,41   $1,085,500  $(85,000)  $(7,132,622)     $2,382,740
                                                  ========= ======= ==========   ========== ==========  ============     ==========

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   April 25, 1990
                                                       Year Ended                  (Inception) to
                                                      December 31,                   December 31
                                                      ------------                   -----------
                                                 1998              1997                  1998
                                                 ----              ----                  ----
Reconciliation of net income
 (loss) to net cash used in
 operating activities:
     Net income (loss)                       $(3,293,493)         $3,068,917            $(7,132,622)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
     Depreciation and amortization                73,122             126,989                431,256
     Minority interest's share of net loss             -                   -                 (8,575)
     Noncash charges                             573,999              76,293              1,084,545
     Equity in loss of investees, net            100,143              80,875                529,972
     Loss (gain) on sale of investments          228,323          (5,221,063)            (5,829,218)
        Allowance for losses on advances         216,932                   -                216,932
     Common stock issued as payment for
       interest                                        -                   -                  7,000
     Decrease (increase) in accounts
       receivable and other assets                48,127            (50,320)                (51,934)
     Increase (decrease) in accounts payable
       and accrued liabilities                  (108,264)        (1,053,843)                405,240
     Increase in customer advances                                         -                400,000
                                        -------------------    --------------------   -------------

Net cash used in operating activities         (2,161,111)         (2,972,153)            (9,947,404)
Cash flows from investing activities:
   Proceeds from sale of investment              199,940                   -              1,099,940
   Proceeds from Loral settlement                      -           3,573,677              3,573,677
   Purchase of fixed assets                       (5,523)                  -               (111,047)
   Satelite construction payments             (1,272,083)                  -             (1,272,083)
   Organization costs                                  -                   -                (28,526)
   Advances to officer                                 -                   -                (31,187)
   Purchase of interest in Continental                                     -             (2,292,409)
   Investments and advances                     (407,292)            309,888             (1,208,726)
   Net assets of purchased subsidiaries                -                   -               (147,500)
   Cash transferred from Fi-Tek IV, Inc.
     pursuant to the merger and reorganization
   Cash of divested subsidiary                         -                   -                156,648
   Purchase of patents                                 -                   -                   (277)
   Proceeds from repayment of advances to              -                   -                (18,251)
   affiliate                                           -                   -
   Restricted cash on credit line                                                           152,500
Net cash provided by (used in) investing               -             300,000                300,000
                                               ----------        -----------           ------------
activities
                                             ($1,484,958)         $4,183,565              $ 172,759
                                               ----------         ----------            -----------


                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   April 25, 1990
                                                       Year Ended                  (Inception) to
                                                      December 31,                   December 31
                                                      ------------                   -----------
                                                 1998              1997                  1998
                                                 ----              ----                  ----

Cash flows from financing activities:
   Repayment of borrowing under credit line         -             (295,000)            (300,000)
   Issuance of debentures                           -              107,501            4,817,501
   Issuance of common stock                 4,997,226                    -            8,150,742
   Redemption of common stock warrants              -                    -              (19,490)
   Stock issue costs                         (442,500)                   -             (499,735)
   Purchase of shares                                -                   -               (5,000)
   Payment of debentures                             -           (1,043,445)         (1,168,445)
   Proceeds from stockholders' loans                 -              149,750             442,750
   Payment of stockholders' loans                    -             (149,750)           (351,967)
                                           -------------- ------------------         ------------
Net cash provided by (used in) financing
activities                                  4,554,726            (1,230,994)          11,066,356
                                            -------------      -------------           ------------
Net increase (decrease) in cash               908,657               (19,534)           1,291,711
Cash and cash equivalents, beginning of
 period                                       383,054                402,588                  -
                                          --------------  ------------------           ------------
Cash and cash equivalents, end of period  $ 1,291,711                383,054         $ 1,291,711
                                          ==============    ================          =============
Supplemental Disclosures of Cash Flow
   information:
   Interest                               $         -         $      11,456          $    57,651
                                          ==============     ===============          =============
   Income taxes                           $     4,265         $       1,600          $    20,220
                                          ==============     ===============          =============




The accompanying notes are an integral part of these consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.        ORGANIZATION AND BASIS OF PRESENTATION

     These consolidated financial statements include the accounts of DBS Industries, Inc. (the "Company"), and its wholly-owned subsidiaries, Global Energy Metering Service, Inc. ("GEMS"), and Newstar Limited ("Newstar"). Intercompany transactions and balances have been eliminated in consolidation.

     The Company was organized as a Delaware corporation on August 3, 1989. Since inception the Company has been in the development stage. The Company's current business plan is to develop a low earth orbit satellite constellation through its subsidiary Newstar and through proposed licensing arrangements with its 20% investor, E-SAT. The Company's financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these financial statements. Accordingly, the Company has relied primarily upon obtaining equity capital and debt financing to support its operations.

        The Company does not expect revenue to exceed costs and expenses in 1999 and, accordingly, will continue to incur losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing alternatives. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. During fiscal 1998, the Company raised approximately $5 million from the sale of shares of Common Stock. During the first quarter of 1999, the Company raised approximately $9 million from warrant exercises and sale of shares of common stock. However, the Company will need substantial additional capital, at least $100 million, to construct its proposed E-SAT satellite constellation. Such financing is likely to result in a significant dilution in the equity interests of the current stockholders. The construction of the first two of the six planned satellites is required to commence by April 1999 pursuant to the terms of the Federal Communications Commission (FCC) license granted to E-SAT. As discussed in Note 14, the Company notified the FCC that it has entered into a construction contract on March 31, 1999. These financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

        GEMS is a Delaware corporation in the development stage whose primary activity is the development of satellite and radio systems for use in automating the control and distribution of gas and electric power by utility companies.

        The Company's investments in E-SAT Corporation, in which the Company has an ownership interest of 20%, are accounted for using the equity method. The Company's investment in EchoStar Communication Inc. (EchoStar) and interest in Continental Satellite Corporation were disposed of during 1997 (see Notes 3 and
6) and its interest in Seimac Limited was disposed of during 1998 (see Note 3).

        In January 1998, the Company created Newstar Limited, a wholly-owned subsidiary organized under the Laws of the Republic of Bermuda.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Hereafter, unless otherwise specified, all references to the "Company" include DBS Industries, Inc. and its wholly-owned subsidiaries.

        Use of Estimates

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

        Cash Equivalents

        The Company considers all money market instruments and other highly liquid investments with original maturities of three months or less to be cash equivalents.

        Depreciation and Amortization

        Furniture and equipment are depreciated over the estimated useful lives of the assets ranging from five to seven years using the straight-line method of depreciation. When assets are disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized in the year of disposal.

        Goodwill

        Goodwill is amortized using the straight-line method over five years. Amortization expense charged to operations for the years ended December 31, 1998 and 1997, was $36,513 and $20,715, respectively.

        Income Taxes

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such amounts are based on enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income, net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Net Earnings (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings (loss) per share. Under the new standards, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects diluted effects of all outstanding common stock equivalents. Options to purchase 2,044,156 shares of common stock with exercise prices ranging from $0.40 to $5.60 were outstanding as of December 31, 1998, and were excluded from the loss per share calculation for the year ended December 31, 1998, as they have the effect of decreasing loss per share. Options and warrants to purchase 1,418,233 shares of common stock with exercise prices from $.40 to $5.60 were outstanding as of December 31, 1997, and were included in the earnings per share calculation for the year ended December 31, 1997.

        Recently Issued Accounting Pronouncements

     In March 1997, SFAS No. 129, Disclosure of Information About Capital Structure, was issued and has been implemented by the Company. In June 1997, SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information were issued and are effective for the year ended December 31, 1998. The Company has not implemented SFAS Nos. 130 and 131 as their provisions are not applicable to the Company's operations.

        Reclassifications

        Certain prior period balances have been reclassified to conform to the current year's presentation. Such reclassifications had no impact on net loss or stockholders' equity as previously reported.

NOTE 3.        INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

        Following  is  a  summary  of  the  Company's   significant   investment
activities:

        Direct Broadcasting Satellite Corporation (DBSC)

        DBSC is one of nine permittees of the Federal Communications  Commission
(FCC) for Direct Broadcast Satellite (DBS) services. As of December 31, 1996, the Company owned approximately 25% of the common stock of DBSC. The Company accounted for its investment using the equity method.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        On December 21, 1995, DBSC and EchoStar agreed to a merger, subject to government approval. Under the terms of the merger agreement, (1) both parties agreed to merge DBSC into a wholly-owned subsidiary of EchoStar, and (2) DBSC stockholders would be entitled to receive at their option, $7.99 in cash or
 .67417 shares of EchoStar common stock for each of the 973,148 DBSC shares not already owned by EchoStar. At December 31, 1996, the Company owned 401,107 shares of the common stock of DBSC. The requisite government approvals were obtained and the merger consummated on January 8, 1997. On January 23, 1997, the Company elected to exchange all of its 401,107 DBSC shares for 270,414 shares of EchoStar common stock which was valued at $25.00 per share as of January 8, 1997, the effective date of the merger. In connection with this transaction, the Company recorded a gain of approximately $6.2 million in its first quarter of 1997.

     On August 29, 1997, the Company transferred the 270,414 shares back to EchoStar in exchange for the retirement of certain debentures and recognized a loss on such transfer of approximately $2.3 million due to a decline in the market value in the EchoStar stock.

        E-SAT Corporation (E-SAT)

        In October 1994, the Company and EchoStar formed E-SAT for the purpose of filing with the FCC for a license to operate a low earth orbit satellite system. E-SAT filed with the FCC on November 16, 1994. The Company holds a 20% interest in E-SAT. The Company's total investments in E-SAT were $127,265 as of December 31, 1998 and 1997. The investment is accounted for using the equity method. The Company's equity in losses of E-SAT for the years ended December 31, 1998 and 1997, were $134,524 and $66,469, respectively. The equity in losses for the year ended December 31, 1997 was recorded in December 1997, when financial information became available. As of December 31, 1998, the Company had a receivable of $724,225 from EchoStar which represents the excess of advances to date to E-SAT in excess of its proportionate 20% share of its investee's financing requirements.

     On March 31, 1998, the Federal Communications Commission approved E-SAT's application for a low earth orbit satellite license. E-SAT is required to meet certain milestones and other covenants in order to maintain its license.

        Seimac Limited

        On November 30, 1995, the Company acquired 232,829 shares representing 20% of the voting shares of common stock of Seimac Limited, a Canadian company, pursuant to a stock purchase and exchange agreement in exchange for 165,519 shares of common stock of the Company, valued at $662,010. The Company's investment of $662,010 was $464,255 in excess of the Company's proportionate share of the net book value of Seimac as of November 30, 1995. This excess is being amortized over a period of five years. The amortization of this excess book value amounted to $30,949 and $92,851 for the years ended December 31, 1998 and 1997. This investment is accounted for using the equity method.

                             DBS INDUSTRIES, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        For the years ended December 31, 1998 and 1997, the Company has recorded its proportionate share of Seimac Limited's net (loss) income of $34,381 and $(14,506), respectively.

        On April 30, 1998, the Company sold its entire interest consisting of 232,829 Seimac shares in exchange for $200,000 in cash and $51,417 in forgiven debt. The Company recorded a loss of approximately $228,000 in connection with this transaction.

        Continental Satellite Corporation (Continental)

        On January 12, 1996, the Company entered into a stock purchase agreement with a third party (the Seller) to acquire 72,030 shares of common stock of Continental in exchange for approximately $2,300,000 in cash. A $50,000 advance was paid to the seller in December 1995. Continental has received one of the nine DBS licenses awarded by the FCC.

     In connection with this agreement, the Company issued a three-year, Series B convertible debenture to EchoStar on January 12, 1996, for proceeds of $3,000,000.

        On January 22, 1996, Loral Aerospace Holdings, Inc., a Continental common shareholder (the plaintiff), filed a complaint in the Superior Court of the State of California against Continental and its stockholders alleging that the common shares purchased by the Company were improperly issued and, therefore, should be voided. On May 16, 1996, the Court ruled that the Continental shares were invalidly issued. However, the Court also ruled that the Company was not without equitable remedy and allowed the Company to commence an action against Loral.

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

NOTE 4.        SATELLITE CONSTRUCTION COSTS

     On December 15, 1998, the Company and Alcatel Space Industries ("Alcatel") entered into a Memorandum of Understanding and authorization to proceed ("MOU") pursuant to which Alcatel would become the General

                             DBS INDUSTRIES, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Contractor for the design, construction and launch services for the Company's planned low earth orbit satellites. The Company and Alcatel are negotiating a definitive agreement. Upon signing of the MOU, the Company made a $1 million advance payment to Alcatel (See Note 14).

     During the construction of the E-SAT System, the Company is capitalizing all contruction costs. Included in Satellite contruction are approximately $270,000 in engineering and other costs incurred in connection with the design of the satellites and the $1 million advance to Alcatel for design services.

NOTE 5.        CUSTOMER ADVANCES

        The Company's wholly-owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. As of December 31, 1998, this purchase order had been suspended by both parties due to the Company's limited access to the Argos System. The $400,000 in milestone payments received are reported as customer advances on the accompanying balance sheet. These milestone payments could be subject to refund in whole or in part.

NOTE 6.        LINE OF CREDIT

        The Company maintained a $300,000 line of credit with a bank. The line was collateralized by a $300,000 certificate of deposit. As of December 31, 1996, the Company had outstanding borrowings of $295,000 under this line of credit. As of December 31, 1997, $295,000 had been repaid and the credit facility was discontinued.

NOTE 7.        CONVERTIBLE DEBENTURES

     On July 1, 1995, the Company issued Convertible Debenture 1995 Series A to EchoStar, the majority shareholder of E-SAT, and received $1,000,000 in proceeds in August 1995. Interest on the debt accrued, and was payable, quarterly at prime plus 2% for a period of three years. As collateral for the loan, EchoStar held a security interest in 125,000 shares of DBSC common stock and 2,000 shares of E-SAT common stock held by the Company.

        On January 12, 1996, the Company issued a three-year Series B Convertible Debenture to EchoStar for proceeds of $3,000,000. Interest terms were similar to those of the Series A Convertible Debenture discussed above. As collateral for the loan, EchoStar had a security interest in 72,030 shares of common stock of Continental and 200,000 shares of common stock of DBSC held by the Company.

        On December 5, 1996, the Company issued a three-year Series C Convertible Debenture to EchoStar for proceeds of $640,000. Interest terms were similar to those of the Series A Convertible Debentures discussed above. As collateral for the loan, EchoStar held a security interest in the remaining 76,107 shares of common stock of DBSC held by the Company.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     On August 29, 1997, the Company completed an agreement with EchoStar to retire three convertible debentures, Series A, Series B, and Series C, with accrued interest of $722,811 and certain legal fees and other expenses related to the transaction. In exchange for EchoStar's retirement of the debt, the Company transferred back to EchoStar 270,414 shares of EchoStar Class A common stock and made a cash payment of approximately $936,000 from the proceeds of its settlement with Loral (Note 3). The value of the EchoStar shares was determined based on a per share price of $16.57 which represented the closing bid price on August 27, 1997, the date the parties initially agreed to the terms of the transaction.

NOTE 8.        COMMITMENTS

        Operating Leases

        The Company and its wholly-owned subsidiaries lease their facilities under noncancelable operating leases which run concurrently and expire in March 2000. Minimum future rental payments under the leases, are as follows:


    Year Ending December 31,
  -----------------------------
              1999                              102,891
              2000                               17,149
                                           ------------
                                            $   120,040
                                           ============

        Total rent expense was $82,615 and $66,592 for the years ended December 31, 1998 and 1997, respectively.

        Other

        In July 1998, the Company's president was named as a defendant in a lawsuit filed by a firm claiming that it was promised shares of the Company's Common Stock. In March 1999, the Company settled this matter by issuing 63,239 shares of the Company's Common Stock, valued at approximately $324,000, and paying $15,000 in cash to the plaintiff.

        In July 1998, the Company agreed to a severance package with one of its former employees which consists of $125,000 in cash payments to be made through July 1999 and the acceleration of vesting of all of the former employee's unvested options.

         Refer to Note 14 for certain contract commitments.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9.        STOCKHOLDERS' EQUITY

        Common Stock

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

        Preferred Stock

        The Company's Certificate of Incorporation, as amended in May 1997, authorizes the issuance of 5,000,000 shares of preferred stock with par value of $.0004 per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company as of December 31, 1998.

        Equity Transactions With Non-Employees

        On January 13, 1996, the Company issued warrants for the purchase of 75,000 shares of the Company's Common Stock at an exercise price of $7.30. On December 31, 1997, the Company replaced these with new warrants at an exercise price of $1.44. These warrants were issued for services rendered and are exercisable through January 2006. As of December 31, 1997, none of these warrants have been exercised.

        On July 9, 1997, the Company issued warrants for the purchase of 200,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. These warrants were issued in connection with a $100,000 short-term loan made by a stockholder of the Company. As of December 31, 1997, the loan had been repaid.

        In April 1998, the Company granted options to two consulting firms to purchase 400,000 and 300,000 shares of the Company's Common Stock at prices of $1.45 and $1.50 per share, respectively. These options have terms of five years and vest over a one year period.

        In June 1998, the Company issued 102,000 shares of its Common Stock at a price of $2.00 per share. In connection with this stock offering, the Company issued warrants to purchase 102,000 shares of the Company's Common Stock at an exercise price of $3.00 per share through June 30, 2001.

        During the six months ended December 31, 1998, the Company issued 2,800,000 units each consisting of a share of Common Stock at a price of $2.00 per share and a warrant to purchase a share of common stock at an exercise price of $3.00. In connection with this stock offering, the Company

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


incurred the following stock issuance costs: (i) cash payments of $442,500, (ii) 7,500 shares of Common Stock with a fair value of $15,000, and (iii) warrants to purchase 728,000 shares of the Company's Common Stock at exercise prices varying from $1.50 to $3.00. The fair value of such warrants amounted to $973,000 and was recorded as a separate element of the Company's equity.

        In October 1998, at the request of two stockholders due to changes in their financial condition, the Company rescinded stock purchase agreements relating to 400,000 units and refunded $800,000 in proceeds to the two stockholders.

        Under the terms of the above stock offering, the Company registered such shares and warrants in December 1998.

        Equity Transactions With Employees

        In February 1996,  the Company  adopted the 1996 Stock Option Plan
(the 1996 Plan) to consolidate its three existing plans. In May 1998, the Company adopted the 1998 Stock Option Plan ("the 1998 Plan"), which provides for the issuance of a maximum of 500,000 shares of the Company's Common Stock. Provisions of the 1996 and 1998 Plans are substantially similar to those of the earlier plans. The overall purpose of the 1996 and 1998 Plans is to advance the long-term interest of the Company by motivating its employees, directors and consultants with the opportunity to obtain an equity interest in the Company and to attract and retain such persons upon whose judgments the success of the Company largely depends.

        Eligible employees, directors, and consultants can receive options to purchase shares of the Company's Common Stock at a price generally not less than 100% and 85% of the fair market value of the common stock on the date of the grant of incentive stock options and nonstatutory stock options, respectively. The options granted under the 1996 and 1998 Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over (i) one year in the case of directors and consultants, and (ii) up to a five-year period in the case of employees. Shares sold under the 1996 and 1998 Plans are subject to various restrictions as to resale.

                             DBS INDUSTRIES, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Information with respect to activity under these plans is set forth below:



                                                   Outstanding Options and Warrants
                                                                                           Weighted
                                                                                            Average
                                         Number of       Price Per          Aggregate       Exercise
                                           Shares          Share              Price           Price
                                      -------------    ------------      ------------     ---------
Balance, December 31, 1996                1,180,116     $0.40-$6.00         5,793,591          4.91

Granted                                   1,373,843     $0.53-$1.44           980,835          0.71
Exercised                                         -               -                 -             -
Terminated                               (1,135,726)    $0.40-$6.00        (5,502,778)         4.83
                                       -------------                    --------------
Balance, December 31, 1997                1,418,233     $0.40-$5.60         1,271,648          0.90

Granted                                     787,500    $0.53-$2.19            614,380          0.78
Exercised                                  (161,577)   $0.53-$1.44            (99,722)         0.617
Terminated                                       -               -                  -              -
                                     ---------------                     -------------
Balance, December 31, 1998                2,044,156    $0.40-$5.60       $  1,786,306          0.87
                                        ===========                      =============

        The following table summarizes information with respect to stock options and warrants outstanding at December 31, 1998:



         Options and Warrants Outstanding      Options and Warrants Exercisable
         ----------------------------------    --------------------------------


                               Weighted Average
                                  Remaining          Weighted           Weighted        Average
   Range of         Number     Contractual Life  Average Exercise        Number         Exercise
Exercise Price   Outstanding       (years)             Price           Exercisable       Price
--------------  ------------  ----------------- -------------------   -------------     ----------

  $0.53-$1.44     1,856,372        7.76                $0.65            1,379,140          $0.69
  $1.60-$2.80       149,375        8.44                $2.24              105,797           2.26
  $3.00-$5.60        38,409        7.06                $5.23               38,409           5.23
                  ----------                                          ------------

                  2,044,156                                            1,523,346
                 ==========                                           ===========


     The following information concerning the Company's stock option plans is provided in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The Company accounts for such plans in accordance with APB No. 25 and related interpretations.

        The weighted average fair value of the options and warrants granted or modified for the years ended December 31, 1997 and 1998 was $0.90 and $0.68 respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                             DBS INDUSTRIES, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                    1998           1997
                                -----------     -----------

Risk free interest rate            5.7%             5.7%
Expected life                      7.3 years       8.2 years
Volatility                          227%             80%
Dividend yield                       -                -

     The following pro forma net income (loss) information has been prepared following the provisions of SFAS No. 123:

                                            December 31,          December 31,
                                                1997                  1998
                                          -----------------    ----------------

Net income (loss)        As Reported      $(3,293,493)           $3,068,917
                         Pro forma        $(3,713,942)           $1,793,791

Net income (loss)        As Reported           $(0.47)                $0.49
per share                Pro forma             $(0.53)                $0.29


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

NOTE 10.       RELATED PARTY TRANSACTIONS

        In January 1997, the Company began to defer payment of a portion of all future compensation of the Company's president. The deferred compensation balance was $216,000 as of December 31, 1997. In October 1998, the Company paid its president the amount of $246,000 related to his deferred compensation through September 1998. The president also received a cash bonus of $20,000 in connection with his efforts in securing the E-SAT license.

                             DBS INDUSTRIES, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Refer to Notes 3 and 7 for disclosures regarding related party transactions with EchoStar.

NOTE 11.       INCOME TAXES

        The provision for income taxes for all periods presented relates to current minimum taxes.

        The estimated tax effect of significant temporary differences and carryforwards that gave rise to deferred income tax assets as of December 31, 1998 and 1997, is as follows:


                                                      1998                     1997
                                           ------------------------- -------------------------
                                              Federal       State       Federal       State
                                           ------------- ----------- ------------- -----------

Deferred tax assets:
Net operating loss carryforwards              $1,785,000   $ 305,000     $ 706,000   $ 108,000
Research and development credit
 carryforwards                                   115,000           -        95,000           -
Excess of tax over book basis of investments,
 deferred compensation, and other                 10,000       1,500        12,000       2,000
                                           -------------   ----------- ------------- -----------
Deferred tax assets                            1,910,000     306,500       813,000     110,000
Valuation allowance                           (1,910,000)   (306,500)     (813,000)   (110,000)
                                           -------------   ----------- ------------- -----------

Net deferred tax assets                      $              $       -   $        -   $        -
                                           =============   ============ ============  ===========

        Due to the uncertainty of realization, a valuation allowance has been provided to offset the net deferred tax assets. The increase (decrease) in the valuation allowance was approximately $1,293,500 and ($1,411,000) during the years ended December 31, 1998 and 1997, respectively. The provision for income taxes differs from the amount which would arise by applying the combined statutory income tax rate of approximately 40% due to changes in the deferred tax valuation allowance.

     As of December 31, 1998, the Company has net operating loss carryforwards of approximately $5,250,000 and $5,000,000 for federal income tax purposes and California state franchise tax purposes, respectively. The Company has also research and development credit carryforwards of $115,000 and $0 for federal income tax purposes and California state franchise tax purposes, respectively. Such carryforwards expire in varying amounts between 1998 and 2018.

                             DBS INDUSTRIES, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        As a result of changes enacted by the 1986 Tax Reform Act, utilization of net operating loss and tax credit carryforwards may be limited due to equity transactions occurring on or after May 6, 1986.

NOTE 12.       RISKS AND UNCERTAINTIES

        The Company periodically maintains cash balances at banks in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

NOTE 13.       SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
               ACTIVITIES

        During the years ended December 31, 1998 and 1997, the following noncash activities occurred:

        o In April 1998, the Company granted options to two consulting firms to purchase 700,000 shares of the Company's Common Stock. The Company recorded a compensation charge of $159,000 in connection with this transaction during 1998.

        o The Company issued 728,000 warrants to purchase shares of Common Stock to certain individuals for services rendered in connection with the placement of the September 1998 sales of the Company's Common Stock. These warrants were valued at $973,000 and were offset against the proceeds.

        o During 1997, the Company issued 55,419 of its shares of Common Stock to certain individuals in consideration for services rendered. These shares were valued at $76,293.

        o On January 23, 1997, the Company elected to exchange all of its 401,107 DBSC shares for 270,414 shares of EchoStar common stock which were valued at approximately $539,000 and $6,760,000, respectively.

        o On August 29, 1997, the Company settled all principal and accrued interest balances outstanding under its convertible debentures, in exchange for 270,414 shares of EchoStar common stock and a cash payment of approximately $936,000.

NOTE 14.       SUBSEQUENT EVENTS

        In February 1999, the Company issued 500,000 units each consisting of a share of Common Stock at a price of $3.00 per share and a warrant to purchase a share of Common Stock at an exercise price of $4.00. Sale of these units resulted in gross proceeds to the company of $1.5 million.

                             DBS INDUSTRIES, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In March 1999, the Company received proceeds of approximately $7.5 million from the exercise of warrants to purchase 2.5 million shares of the Company's Common Stock issued in connection with the 2.8 million unit offering discussed above.

     Under the terms of the MOU signed with Alcatel, the Company made additional payments totaling $1 million in January and February 1999. The ATP was extended to April 15, 1999. The Company and Alcatel are negotiating a definitive agreement.

     On March 31, 1999, the Company signed construction and launch contracts with two European entities and made advance payments of $4.4 million. Total payments under such cancellable contracts will amount to approximately $47 million through January 2001.

        On April 8, 1999, the Company notified the FCC that it has entered into a construction contract for the first two satellites of the E-SAT System on March 31, 1999.

     Subsequent to December 31, 1998, the Company solicited stockholder approval to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000. The requisite stockholder approval was obtained.