Form 10-Q
period 1999-03-31
DBS INDUSTRIES INC
filed 1999-05-19
CIK 857502

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Securities:  Common Stock, $.0004 Par Value

Shares Outstanding as of April 30, 1999:  14,195,427

Transitional Small Business Disclosure FormaYes: ___      No    X

                                                      INDEX


                                                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................................................1

ITEM  1.   Financial Statements................................................................................1

Condensed  Consolidated Balance Sheets:
As of March 31, 1999 (unaudited) and December 31, 1998.........................................................2

Condensed Consolidated Statements of Operations (unaudited):
For the Three Months Ended March 31, 1999 and March 31, 1998
and for the period from April 25, 1990 (Inception)  to March 31, 1999..........................................3

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Three Months Ended March 31, 1999 and March 31, 1998
and for the period from April 25, 1990 (Inception) to March 31, 1999 ..........................................4

Notes to Condensed Consolidated Financial Statements.........................................................5-7

ITEM  2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................8-11

PART II - OTHER INFORMATION

ITEM  1.  Legal Proceedings...................................................................................12

ITEM  4.  Submission of Matters to a Vote of Security Holders.................................................12

ITEM  6.  Exhibits and Reports on Form 8-K....................................................................12


                                                     PART I

                                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                     DBSI INDUSTRIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                      March 31,         December 31,
                                                                                        1999                1998
Current assets:                                                                     (Unaudited)
                                                                                   ---------------     ---------------
     Cash and cash equivalents                                                   $      9,306,274     $     1,291,711
     Prepaid and other current assets                                                      58,091              71,138
                                                                                   ---------------     ---------------
        Total current assets                                                            9,364,365           1,362,849
                                                                                   ---------------     ---------------

Furniture and equipment (at cost)                                                          65,516              65,516
Less accumulated depreciation                                                              45,738              42,989
                                                                                   ---------------     ---------------
                                                                                           19,778              22,527
                                                                                   ---------------     ---------------

Other assets:
     Investments and advances                                                             851,490             851,490
     Goodwill, net of accumulated amortization of
       $88,056 and $87,428 respectively                                                     2,934               3,562
     Satellite construction costs                                                       2,338,425           1,272,083
                                                                                   ---------------     ---------------
                                                                                        3,192,849           2,127,135
                                                                                   ---------------     ---------------

            Total assets                                                         $     12,576,992     $     3,512,511
                                                                                   ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
     Accounts payable                                                            $        143,431     $       240,240
     Customer advances                                                                    400,000             400,000
     Accrued liabilities                                                                   93,865             489,531
                                                                                   ---------------     ---------------
        Total current liabilities                                                         637,296           1,129,771
                                                                                   ---------------     ---------------

Stockholders' equity:
     Common stock                                                                           5,023               3,452
     Capital in excess of par value                                                    19,124,433           8,511,410
     Warrants                                                                           1,194,136           1,085,500
     Note receivable from stockholder                                                     (60,000)                  -
     Deficit accumulated during the development stage                                  (8,238,896)         (7,132,622)
     Treasury stock                                                                       (85,000)            (85,000)
                                                                                   ---------------     ---------------
        Total stockholders' equity                                                     11,939,696           2,382,740
                                                                                   ---------------     ---------------

            Total liabilities and stockholders' equity                           $     12,576,992     $     3,512,511
                                                                                   ===============     ===============

                     DBSI INDUSTRIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                        April 25, 1990
                                                                         Three Months Ended             (Inception) to
                                                                              March 31,                    March 31,
                                                                        1999              1998               1999
                                                                    --------------   ---------------    ----------------

Revenue                                                           $             -  $              -   $         161,420
                                                                    --------------   ---------------    ----------------

Cost and operating expenses:
    Cost of revenue                                                             -                 -             127,580
    General and administrative                                            898,042           305,482           9,559,731
    Research and development                                              220,601            98,982           3,187,319
                                                                    --------------   ---------------    ----------------
                                                                        1,118,643           404,464          12,874,630
                                                                    --------------   ---------------    ----------------
        Loss from operations                                           (1,118,643)         (404,464)        (12,713,210)
                                                                    --------------   ---------------    ----------------

Other income (expense):
    Interest, net                                                          12,369            (1,678)           (697,090)
    Equity in loss of investees, net                                            -                 -            (512,920)
    Gain on sale of investment                                                  -                 -           5,829,218
    Other, net                                                                  -                 -             (56,634)
                                                                    --------------   ---------------    ----------------
                                                                           12,369            (1,678)          4,562,574
                                                                    --------------   ---------------    ----------------
        Loss before provision
         for income taxes and
         minority interests                                            (1,106,274)         (406,142)         (8,150,636)

Provision for income taxes                                                      -                 -              96,835
                                                                    --------------   ---------------    ----------------
        Loss before minority interests                                 (1,106,274)         (406,142)         (8,247,471)

Minority interests in income of
  consolidated subsidiaries                                                     -                 -               8,575
                                                                    --------------   ---------------    ----------------

        Net  loss                                                 $    (1,106,274) $       (406,142)  $      (8,238,896)
                                                                    ==============   ===============    ================

Basic net loss per share                                          $         (0.11)  $         (0.07)
                                                                    ==============   ===============

Diluted net loss per share                                        $         (0.11)  $         (0.07)
                                                                    ==============   ===============

Weighted average number of
    shares of common stock, basic                                       9,632,620         5,896,906
                                                                    ==============   ===============

Weighted average number of
    shares of common stock, diluted                                     9,632,620         5,896,906
                                                                    ==============   ===============

                     DBSI INDUSTRIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                                                        April 25, 1990
                                                                         Three Months Ended             (Inception) to
                                                                              March 31,                   March 31,
                                                                        1999              1998               1999
                                                                    --------------   ---------------    ----------------

Net cash used in operating activities                             $    (1,229,075) $        (50,007)  $     (11,176,479)
                                                                    --------------   ---------------    ----------------

Cash flows from investing activities:
    Proceeds from sale of investment                                            -                 -           1,099,940
    Proceeds from Loral settlement                                              -                 -           3,573,677
    Purchase of fixed assets                                                    -                 -            (111,047)
    Satellite construction payments                                    (1,066,342)                -          (2,338,425)
    Organization costs                                                          -                 -             (28,526)
    Advances to officers and shareholders                                 (60,000)                -             (91,187)
    Purchase of interest in Continental                                         -                 -          (2,292,409)
    Investments and advances                                                    -          (204,848)         (1,208,726)
    Net assets of purchased subsidiaries                                        -                 -            (147,500)
    Cash transferred from Fi-Tek IV, Inc.
      pursuant to the merger and reorganization                                 -                 -             156,648
    Cash of divested subsidiary                                                 -                 -                (277)
    Purchase of patents                                                         -                 -             (18,251)
    Proceeds from repayment of advances to affiliate                            -                 -             152,500
    Restricted cash on credit line                                              -                 -             300,000
                                                                    --------------   ---------------    ----------------
Net cash provided by investing activities                              (1,126,342)         (204,848)           (953,583)
                                                                    --------------   ---------------    ----------------

Cash flows from financing activities:
    Repayment of borrowing under credit line                                    -                 -            (300,000)
    Issuance of debentures                                                      -                 -           4,817,501
    Issuance of common stock                                           10,449,705                 -          18,600,447
    Redemption of common stock warrants                                         -                 -             (19,490)
    Stock issue costs                                                     (79,725)                -            (579,460)
    Purchase of shares                                                          -                 -              (5,000)
    Payment of debentures                                                       -                 -          (1,168,445)
    Proceeds from stockholders' loans                                           -                 -             442,750
    Payment of stockholders' loans                                              -                 -            (351,967)
                                                                    --------------   ---------------    ----------------
Net cash provided by financing activities                              10,369,980                 -          21,436,336

Net increase (decrease) in cash                                         8,014,563          (254,855)          9,306,274

Cash and cash equivalents,
    beginning of period                                                 1,291,711           383,054                   -
                                                                    --------------   ---------------    ----------------

Cash and cash equivalents,
    end of period                                                 $     9,306,274  $        128,199   $       9,306,274
                                                                    ==============   ===============    ================

Supplemental disclosures:
    Noncash financing activities:
        Value of warrants granted to non-employees                $       300,250
        Value of warrants representing stock issue costs          $       270,000
        Amortization of options granted to non-employees          $        53,000



                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1   UNAUDITED INTERIM FINANCIAL STATEMENTS

             The information presented in these condensed consolidated financial statements of DBS Industries, Inc. (DBSI or the Company) and its wholly owned subsidiaries, Global Energy Metering Services, Inc. and Newstar Limited (the subsidiaries), is unaudited.

             The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at March 31, 1999 and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the 1999 interim period presented are not necessarily indicative of expected results for the full 1999 fiscal year.

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

             Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in DBSI's 1998 Annual Report to Shareholders.


NOTE 2   INVESTMENTS AND ADVANCES

             E-SAT Corporation

             In October 1994, the Company and Echostar Communications, Inc. formed E-SAT for the purpose of filing with the Federal Communications Commission for a license to operate a low earth satellite system. E-SAT filed a license application with the Federal Communications Commission on November 16, 1994. In April 1998, the FCC formally approved E-SAT's application. The Company holds a 20% interest in E-SAT. The Company's total investments in and advances to E-SAT and EchoStar Communication were $851,490 as of March 31, 1999. The investment is accounted for using the equity method. As of March 31, 1999, the Company had net advances receivable of $724,225 from Echostar, which represents the excess of advances to date to E-SAT over its proportionate 20% share of its investee's financing requirements.

NOTE 3         SATELLITE CONSTRUCTION COSTS

        On December 15, 1998, the Company and Alcatel Space Industries ("Alcatel") entered into a Memorandum of Understanding and authorization to proceed ("MOU") pursuant to which Alcatel would become the General Contractor for the design, construction and launch services for the Company's planned low earth orbit satellites. The Company and Alcatel are negotiating a definitive agreement. Upon signing of the MOU, the Company made a $1 million advance payment to Alcatel.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




        Under the terms of the MOU signed with Alcatel, the Company made additional payments totaling $1 million in January and February 1999. The Company and Alcatel are negotiating a definitive agreement.

        During  the  construction  of the E-SAT  System,  the  Company is
        capitalizing  all  construction  costs.   Included  in  Satellite
        Construction Costs are approximately $300,000 in engineering and other costs in connection with the design of the satellites and the $2 million payments to Alcatel for design services.

         On March 31, 1999, the Company signed construction and launch contracts with two European entities and made advance payments of $7.8 million in April 1999. Total payments under such cancelable contracts will amount to approximately $47 million through January 2001. On April 8, 1999, the Company notified the FCC that it had entered into a construction contract for the first two satellites of the E-SAT System.


NOTE 4   CUSTOMER ADVANCES

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


NOTE 5    NET LOSS PER SHARE

             In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting income (loss) per share. Under the new standard, basic net income
         (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted net income per share reflects diluted effects of all outstanding common stock equivalents. Options and warrants to purchase 3,607,906 shares of common stock with exercise prices from $.53 to $5.60 were outstanding as of March 31, 1999 and were excluded from the loss per share calculation for the three month period then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 1,418,233 shares of common stock with exercise prices from $.40 to $5.60 were outstanding as of March 31, 1998 and were excluded from the loss per share calculation for the quarter then ended as they have the effect of decreasing loss per share.


         NOTE 6     EQUITY TRANSACTIONS

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

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



             During April 1999, the two European contractors purchased 1,666,667 shares of the Company's Common Stock for a total of $5 million in cash.

             Subsequent to December 31, 1998, the Company solicited stockholder approval to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000. The requisite stockholder approval was obtained.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new communication products, the impact of competitive products and services, and the other risks described in the Company's SEC reports, including this report. These forward- looking statements speak only as of the date hereof and should not be given undue reliance. Actual results may vary significantly from those projected.

        The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

General

     DBS Industries, Inc. ("the Company") has historically recognized its operating costs and expenses primarily through its twenty percent interest (20%) in E-SAT, Inc. ("E-SAT").

Plan of Operation

        Throughout 1999, the Company plans to advance the satellite development pursuant to the FCC license granted to E-SAT, Inc. ("E-SAT") by negotiating vendor agreements with the objectives of beginning construction of the LEO satellites, securing a launch service provider, and developing the ground support network. The plan includes a research and development program to produce low cost ASIC chip remote terminal units. The Company plans to satisfy all milestone conditions expressed within the Little Leo license issued by the FCC.

        The Company plans to attract partners to the E-SAT project who would be engaged in technical and marketing aspects to effectuate the business plan. Technical and marketing personnel resources may be increased and will depend on those resources provided by E-SAT partners.

        The Company expects to satisfy its 1999 cash requirements, which includes contract milestone payments of approximately $19.8 million (of which $7.8 million has been paid subsequent to March 31, 1999), by supplementing its present working capital resources with other outside sources of capital, in addition to attracting new equity partners in the E-SAT project. For example, in April 1999, two European contractors, who are providing satellite design, construction and launch services to the Company, purchased 1,666,667 shares of the Company's Common Stock for a total of $5 million in cash.

Results of Operations

Revenues

        The Company remains in the development stage and did not generate any revenues in either the quarter ended March 31, 1999 or March 31, 1998.

Cost and Operating Expenses

        Cost and operating expenses for the quarter ended March 31, 1999, were $1,118,643 as compared to $404,464 for the quarter ended March 31, 1998. General and administrative expenses increased by approximately $592,560 to $898,042 during the quarter ended March 31, 1999, compared to $305,482 in the quarter ended March 31, 1998. This significant increase in general and administrative expenses was due primarily to approximately $260,000 in compensation expense relating to stock options granted for services provided by consultants and non-employee directors, and the expansion of the Company's business interests in Europe and the U.S.

        Research and development expenditures increased approximately $121,619 to $220,601 during the quarter ended March 31, 1999, compared to $98,982 in the quarter ended March 31, 1998. This significant increase in research and development was due primarily to the issuance of E-SAT's FCC license in April 1998 and related increases in engineering and design costs associated with meeting the terms of the FCC license and the development of the satellite system. In addition, $94,000 in compensation expense was incurred relating to options granted for services provided by a consultant for the E-SAT project.

Other Income (Expense)

        The Company experienced a non-operating gain of $12,369 for the quarter ended March 31, 1999, compared to a loss of $1,678 for the quarter ended March 31, 1998. During 1999, earned interest income was recognized on cash received in connection with the exercise of approximately 2.5 million warrants to purchase the Common Stock of the Company at an exercise price of $3.00 per share.

Net Loss

        The Company's net loss for the quarter ended March 31, 1999, was $1,106,274 compared to a net loss of $406,142 for the quarter ended March 31, 1998. During the first quarter of 1999, the Company's net interest income was offset by operating and non-operating expenses.

Liquidity and Capital Resources

        The Company has been in the development stage since its inception and has not generated any significant revenues or capital resources. The Company's monthly expenses averaged approximately $350,000 per month during the first quarter of 1999 which included approximately $250,000 per month for operating, legal and consulting expenses, and $100,000 per month for E-SAT research & development. However, expenses will continue to increase during 1999 with the demands of developing the satellites for the E-SAT System (and contractual obligations related to such development) and business applications of the E-SAT System, and additional capital will be necessary to expand operations or continue current operations. During the quarter ended March 31, 1999, the Company raised $1.5 million in gross proceeds from a private placement of its Common Stock and $7.5 million from the exercise of outstanding warrants. The Company made approximately $1.1 million in payments to several contractors during the first quarter of 1999. Subsequent to the quarter ended March 31, 1999, the Company made additional contractual payments of $7.8 million.

        Traditionally, the Company has relied on equity and debt financings to fund its operations. This financing was supplemented from the sale of the Company's interest in entities that held direct broadcast satellite licenses. The Company no longer has any interest in direct broadcast satellite licensees. The Company will need substantial additional capital, an estimated $111 million over the next 24 months, to construct and launch the satellites comprising the E-SAT System. Further, the construction of the first two of the six planned satellites was required to commence by March 1999 pursuant to the terms of the FCC license granted to E-SAT and will require milestone payments of an additional $24.5 million over the next 12 months, through April of 2000.

        The Company had cash and cash equivalents of $9,306,274 and $1,291,711 as of March 31, 1999 and 1998, respectively. The Company had working capital of $8,727,069 as of March 31, 1999 compared to working capital of $233,078 as of March 31, 1998. Until the Company is able to develop, construct and operate its E-SAT System and derive revenues therefrom, the Company will continue to use cash obtained from outside sources for its operations and development of the E-SAT System.

        Net cash used in operating activities was $1,229,075 for the quarter ended March 31, 1999, as compared to $50,007 for the quarter ended March 31, 1998. Net cash used in operating activities increased during 1999 as compared with the same quarter last year was a result of increased cash expenditures as the Company expanded its development activity relating to the E-SAT System. The increased level of development costs is expected to continue through 1999.

        Net cash used in investing activities for the quarter ended March 31, 1999, was $1,066,342. This net cash used represents a loan to a director secured by the Company's stock for $60,000 and approximately $1 million in progress payments relating to satellite construction costs. Net cash provided by investing activities was $204,848 in 1998 and was comprised of investments in and advances to E-SAT or EchoStar.

        Net cash provided by financing activities for the quarter ended March 31, 1999, was $10,369,980 compared to no financing activities for the quarter ended March 31, 1998. Net cash provided by financing activities during 1999 related to the net proceeds from the sale of units of common stock for $1.5 million, exercise of warrants for $7.5 million, and the exercise of options by directors, officers and employees of the Company, as well as other non-employee grants.

        In July 1996, the Company began to receive milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite radio units. Under this agreement, the Company was eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. The Company met the first four milestones of the contract and has received $400,000 in cash. Currently, the Company and ABB Power T&D Company, Inc. have suspended their development under this agreement due to the expiration of the Company's agreement for the use of the Argos System (a satellite location and data collection system) on December 31 1997, and the subsequent limits placed on future commercial use of the Argos System. Therefore, such milestone payments could be subject to refund, in whole or in part.

Risks and Uncertainties Affecting Future Operating Results

         A number of factors could cause future results to differ materially from historic results. Among these factors is the fact that the Company is currently negotiating with EchoStar regarding the Company's obtaining a controlling interest in E-SAT, which owns the FCC license. EchoStar owns 80% of E-SAT. To date, negotiations have not produced acceptable terms for the transfer of control of the FCC license. Other factors, in addition to those identified in this report, which could affect future results would include the Company's ability to retain a prime contractor for the development, construction and deployment of the E-SAT System, the Company's ability to raise significant additional capital from outside sources for the development of the E-SAT System, the availability of capital on commercially acceptable terms, the completion of a commercially viable E-SAT System, the dependence and uncertainty of utility companies or other commercial customers to utilize such data messaging service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the E-SAT System, satisfying the milestones of E-SAT's FCC license and construction contracts, the fulfillment of contract obligations by suppliers and other third parties, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, obtaining permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in the Little LEO satellite technology, results of the Company's financing efforts and marketing conditions, and other risk factors related to the Company's business. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance.

         Successfully addressing the factors discussed above is subject to various risks described in this report, as well as other factors which generally affect the market for stocks of development stage, high technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate significantly over relatively short periods of time.


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

        In addition, in developing the E-SAT System, the Company will be relying on vendors to, among other things, manufacture the Little LEO satellites, launch the Little LEO satellites, manufacture the remote terminal units and build the E-SAT infrastructure including the control stations which are Y2K compliant. The Company has entered into contracts with several vendors to develop the E-SAT System, and, an assessment has been made as to their Year 2000 compliance. As part of ongoing contract negotiations, the Company will request and determine the vendors' Year 2000 readiness. In the event that it is determined that a key vendor will not be Year 2000 compliant, this may have an adverse effect on the Company's business plans.

                                                     PART II

                                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings. In July 1998, a complaint was filed in the Superior Court of California, County of Marin, by Bridge Group (HK) International, Ltd. (the "Bridge Group") against the Company's president, alleging that the Bridge Group was promised shares of the Company's common stock. The Company agreed to indemnify its president for any damages or settlement related to this lawsuit. During the quarter ended March 31, 1999, this case was settled by issuing 63,239 shares of the Company's common stock and paying $15,000 to the Bridge Group.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the first quarter of 1999, the Company solicited stockholder approval to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The solicitation was made by stockholder consent without a meeting. The stockholder solicitation resulted in 6,872,666 shares voting for the increase; 162,987 shares voting against the increase; and 31,301 shares abstaining. Consequently, the requisite stockholder approval was achieved.

ITEM 6.

        (a)     Exhibits:

                 27.1  Financial Data Schedule

        (b)     Reports on Form 8-K:

                 None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DBS INDUSTRIES, INC.



        DATE:  May 19, 1999               By: /s/ FRED W. THOMPSON
                                                  ----------------------------
                                                  Fred W. Thompson,
                                                  President and Chief Financial
                                                  Officer