Form 10QSB
period 1999-06-30
DBS INDUSTRIES INC
filed 1999-08-19
CIK 857502

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

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

Class of Common Stock, $.0004 Par Value

Shares Outstanding as of July 30, 1999: 14,195,427

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

Condensed  Consolidated Balance Sheets:
As of  June 30, 1999 (unaudited) and December 31, 1998 (audited) ..............................................1

Condensed Consolidated Statements of Operations (unaudited):
For the Three Months and Six Months Ended June 30, 1999 and June 30, 1998
and for the period from April 25, 1990 (Inception)  to  June 30, 1999..........................................2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Six Months Ended June 30, 1999 and June 30, 1998
and for the period from April 25, 1990 (Inception) to June 30, 1999............................................3

Notes to Condensed Consolidated Financial Statements...........................................................4

ITEM  2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................................................7

PART II - OTHER INFORMATION...................................................................................10

ITEM  4.Submission of Matters to a Vote of Security Holders...................................................10

ITEM  5.Other Information.....................................................................................11

ITEM  6.Exhibits and Reports on Form 8-K......................................................................11


                     DBS INDUSTRIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   June 30, 1999        December 31,
                                                                                    (Unaudited)             1998
                                                                                ------------------    ---------------
                                     ASSETS

Current assets:

     Cash and cash equivalents                                                   $      4,944,917     $     1,291,711
     Prepaid and other current assets                                                     544,776              71,138
                                                                                ------------------    ---------------
        Total current assets                                                            5,489,693           1,362,849

Furniture and equipment (at cost)                                                          68,596              65,516
Less accumulated depreciation                                                              48,641              42,989
                                                                                ------------------    ---------------
                                                                                           19,955              22,527
                                                                                ------------------    ---------------
Other assets:
     Investments and advances                                                             851,490             851,490
     Goodwill, net of accumulated amortization of
       $88,685 and $87,428 respectively                                                     2,305               3,562
     Satellite construction costs                                                      10,282,667           1,272,083
                                                                                ------------------    ---------------
                                                                                       11,136,462           2,127,135
                                                                                ------------------    ---------------
            Total assets                                                         $     16,646,110     $     3,512,511
                                                                                ==================    ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                            $         92,275     $       240,240
     Customer advances                                                                    400,000             400,000
     Accrued liabilities                                                                   62,615             489,531
                                                                                ------------------    ---------------
        Total current liabilities                                                         554,890           1,129,771
                                                                                ------------------    ---------------
Stockholders' equity:

     Common stock                                                                           5,697               3,452
     Capital in excess of par value                                                    24,129,383           8,511,410
     Warrants                                                                           1,194,136           1,085,500
     Note receivable from shareholder                                                     (60,000)                  -
     Deficit accumulated during the development stage                                  (9,092,996)         (7,132,622)
     Treasury stock                                                                       (85,000)            (85,000)
                                                                                ------------------    ---------------
        Total stockholders' equity                                                     16,091,220           2,382,740
                                                                                ------------------    ---------------
            Total liabilities and stockholders' equity                           $     16,646,110     $     3,512,511
                                                                                ==================    ===============

The accompanying notes are an integral part of these condensed financial statements.

                     DBS INDUSTRIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                  April 25, 1990
                                                  Three Months Ended                 Six Months Ended             (Inception) to
                                                       June 30,                          June 30,                     June 30,
                                                1999              1998             1999              1998               1999
                                            --------------    --------------   --------------   ---------------    ----------------

Revenue                                   $             -   $             -  $             -  $              -   $         161,420
                                            --------------    --------------   --------------   ---------------    ----------------

Cost and operating expenses:
    Cost of revenue                                     -                 -                -                 -             127,580
    General and administrative                    778,757           340,898        1,676,799           646,380          10,338,488
    Research and development                      138,623           285,349          359,224           347,413           3,325,942
                                            --------------    --------------   --------------   ---------------    ----------------
                                                  917,380           626,247        2,036,023           993,793          13,792,010
                                            --------------    --------------   --------------   ---------------    ----------------
        Loss from operations                     (917,380)         (626,247)      (2,036,023)         (993,793)        (13,630,590)
                                            --------------    --------------   --------------   ---------------    ----------------

Other income (expense):
    Interest, net                                  63,280             3,872           75,649             2,194            (633,810)
    Equity in loss of investees, net                    -           (56,492)               -           (93,410)           (512,920)
    Gain (loss) on sale of investment                   -          (228,323)               -          (228,323)          5,829,218
    Other, net                                          -                 -                -                 -             (56,634)
                                            --------------    --------------   --------------   ---------------    ----------------
                                                   63,280          (280,943)          75,649          (319,539)          4,625,854
                                            --------------    --------------   --------------   ---------------    ----------------
        Loss before provision for income
         taxes and minority interests            (854,100)         (907,190)      (1,960,374)       (1,313,332)         (9,004,736)

Provision for income taxes                              -             4,265                -             4,265              96,835
                                            --------------    --------------   --------------   ---------------    ----------------
                                            --------------    --------------   --------------   ---------------

        Loss before minority interests           (854,100)         (911,455)      (1,960,374)       (1,317,597)         (9,101,571)

Minority interests in income of
  consolidated subsidiaries                             -                 -                -                 -               8,575
                                            --------------    --------------   --------------   ---------------    ----------------

        Net  loss                         $      (854,100)  $      (911,455) $    (1,960,374)  $    (1,317,597)  $      (9,092,996)
                                            ==============    ==============   ==============   ===============    ================

Basic net loss per share                  $         (0.06)   $        (0.15) $         (0.17)  $         (0.22)
                                            ==============    ==============   ==============   ===============

Diluted net loss per share                $         (0.06)   $        (0.15) $         (0.17)   $        (0.22)
                                            ==============    ==============   ==============   ===============

Weighted average number of
    shares of common stock, basic              14,019,273         5,897,652       11,838,062         5,897,281
                                            ==============    ==============   ==============   ===============

Weighted average number of
    shares of common stock, diluted            14,019,273         5,897,652       11,838,062         5,897,281
                                            ==============    ==============   ==============   ===============


                     DBS INDUSTRIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   April 25, 1990
                                                                                     Six Months Ended              (Inception) to
                                                                                           June 30,                   June 30,
                                                                                    1999              1998              1999
                                                                                --------------    -------------    ---------------

Net cash used in operating activities                                           $  (2,148,734) $      (451,507)  $    (12,096,138)
                                                                                --------------    -------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of investment                                                        -          199,940          1,099,940
    Proceeds from Loral settlement                                                          -                -          3,573,677
    Purchase of fixed assets                                                           (3,080)               -           (114,127)
    Satellite construction payments                                                (9,010,584)               -        (10,282,667)
    Organization costs                                                                      -                -            (28,526)
    Advances to officers and shareholders                                             (60,000)               -            (91,187)
    Purchase of interest in Continental                                                     -                -         (2,292,409)
    Investments and advances                                                         (500,000)        (204,848)        (1,708,726)
    Net assets of purchased subsidiaries                                                    -                -           (147,500)
    Cash transferred from Fi-Tek IV, Inc.
      pursuant to the merger and reorganization                                             -                -            156,648
    Cash of divested subsidiary                                                             -                -               (277)
    Purchase of patents                                                                     -                -            (18,251)
    Proceeds from repayment of advances to affiliate                                        -                -            152,500
    Restricted cash on credit line                                                          -                -            300,000
                                                                                --------------    -------------    ---------------
Net cash used in investing activities                                              (9,573,664)          (4,908)        (9,400,905)
                                                                                --------------    -------------    ---------------

Cash flows from financing activities:
    Repayment of borrowing under credit line                                                -                -           (300,000)
    Issuance of debentures                                                                  -                -          4,817,501
    Issuance of common stock                                                       15,479,704           97,929         23,630,446
    Redemption of common stock warrants                                                     -                -            (19,490)
    Stock issue costs                                                                (104,100)               -           (603,835)
    Purchase of shares                                                                      -                -             (5,000)
    Payment of debentures                                                                   -                -         (1,168,445)
    Proceeds from stockholders' loans                                                       -                -            442,750
    Payment of stockholders' loans                                                          -                -           (351,967)
                                                                                --------------    -------------    ---------------
Net cash provided by financing activities                                          15,375,604           97,929         26,441,960
                                                                                --------------    -------------    ---------------
Net increase (decrease) in cash                                                     3,653,206         (358,486)         4,944,917

Cash and cash equivalents,
    beginning of period                                                             1,291,711          383,054                  -
                                                                                --------------    -------------    ---------------

Cash and cash equivalents,
    end of period                                                                $  4,944,917  $        24,568   $      4,944,917
                                                                                ==============    =============    ===============

Supplemental disclosures:
    Noncash financing activities:
        Value of warrants granted to non-employees                                    300,250
        Value of warrants representing stock issue costs                              270,000
        Amortization of options granted to non-employees                               53,000

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1     UNAUDITED INTERIM FINANCIAL STATEMENTS

           The information presented in these condensed consolidated financial statements of DBS Industries, Inc. (DBSI or the Company) and its wholly owned subsidiaries, Global Energy Metering Services, Inc., and Newstar Limited (the subsidiaries), is unaudited.

           The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at June 30, 1999 and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the 1999 interim period presented are not necessarily indicative of expected results for the full 1999 fiscal year.

           These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financial alternatives. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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


NOTE 2     EQUITY IN INCOME & LOSSES OF INVESTEES

           E-SAT, Inc.

            In  October  1994,   the  Company  and  Echostar   Communications
            Corporation formed E-SAT, Inc. ("E-SAT") for the purpose of filing with the Federal Communications Commission for a license to operate a low earth orbiting satellite system. E-SAT filed a license application with the Federal Communications Commission
            (FCC) on November 16, 1994. In April 1998, the FCC formally approved E-SAT's application. The Company holds a 20% interest in E-SAT and Echostar holds the remaining 80%. The Company's total investments in and advances to E-SAT were $851,490 as of June 30, 1999. The investment is accounted for using the equity method. As of June 30, 1999, the Company had a net receivable of $724,225 from Echostar, which represents the excess of advances to date to E-SAT in excess of its proportionate 20% share of its investee's financing requirements.

            On July 30, 1999, the Company entered into an agreement with Echostar under which it will receive 60.9% of E-SAT's shares from Echostar in exchange for rights to use up to 20% of the satellite capacity of the E-SAT system by Echostar. As a result of this transaction, the Company will own 80.9% of the E-Sat shares. This share purchase agreement is subject to approval by the FCC. In connection with the negotiations of the share purchase agreement with EchoStar, the Company has entered into a service contract with a consultant for a minimum of $1.5 million in fees. As of June 30, 1999, the Company had paid $500,000 on this contract.


NOTE 3     SATELLITE CONSTRUCTION COSTS

           On December 15, 1998, the Company and Alcatel Space Industries ("Alcatel") entered into a Memorandum of Understanding and authorization to proceed ("MOU") pursuant to which Alcatel would become the General Contractor for the design, construction and launch services for the Company's planned low earth orbit satellites. Upon signing of the MOU, the Company made a $1 million advance payment to Alcatel and, in January and February 1999, the Company made additional payments totaling $1 million. The Company and Alcatel are negotiating a definitive agreement.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




           During  the  construction  of  the  E-SAT  System,   the  Company  is
           capitalizing   all   construction   costs.   Included  in   satellite
           construction costs are engineering and construction costs incurred in connection with the design of the satellites and the $2 million payments to Alcatel for design services.

           On March 31, 1999, the Company signed construction and launch contracts with two European entities and made advance payments of $7.8 million in April 1999. Total payments under these cancelable contracts will amount to approximately $47 million through January 2001. On April 8, 1999, the Company notified the FCC that it had entered into a construction contract for the first two satellites of the E-SAT System.

           In July 1999, the Company and its two European contractors reached agreements under which $3.2 million of the required milestone payments due in July 1999 totaling $4.8 million were deferred to yet to be agreed upon dates.


NOTE 4     CUSTOMER ADVANCES

           The Company's wholly owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. Under the terms of the $1.2 million purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. These milestone payments are refundable if the contractee does not qualify GEMS' automatic meter reading system. As of September 30, 1998, this purchase order had been suspended by both parties due to the Company's limited access to the Argos System. The $400,000 in milestone payments received are reported as customer advances on the accompanying balance sheet. These milestone payments could be subject to refund in whole or in part.


NOTE 5     NET LOSS PER SHARE

           The Company presents net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, whereby basic net loss per share is computed based on the weighted-average number of common shares outstanding and excludes any potential dilution. Diluted net loss per share does not include common stock equivalents due to their antidilutive effect. Options and warrants to purchase 3,509,906 shares of common stock with exercise prices from $.531 to $5.60 were outstanding as of June 30, 1999 and were excluded from the loss per share calculation for the quarter and the six month periods then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 2,507,733 shares of common stock with exercise prices from $.40 to $5.60 were outstanding as of June 30, 1998 and were excluded from the loss per share calculation for the quarter and six month periods then ended as they have the effect of decreasing loss per share.


NOTE 6     EQUITY TRANSACTIONS

           In January  and  February  1999,  the  Company  received  proceeds of
           approximately   $1.45  million  from  the  exercise  of  options  and
           warrants.

           In February 1999, the Company issued 500,000 units each consisting of a share of Common Stock at a price of $3.00 per share and a warrant to purchase a share of Common Stock at an exercise price of $4.00. Sale of these units resulted in gross proceeds to the Company of $1.5 million.

           In March 1999, the Company received proceeds of approximately $7.5 million from the exercise of warrants to purchase 2.5 million shares of the Company's Common Stock issued in connection with the unit offering discussed above.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




           During April 1999, the two European contractors purchased 1,666,667 shares of the Company's Common Stock for a total of $5 million in cash.

           Also in April 1999, the Company received proceeds of $30,000 from the exercise of options to purchase 20,000 shares of the Company's Common Stock.

           Subsequent to December 31, 1998, the Company solicited stockholder approval to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000. The requisite stockholder approval was obtained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company proposes to design, construct, launch, and operate a system of six satellites positioned in a low earth orbit which will provide two-way, low cost data messaging services worldwide (the "E-SAT Communications System"). The Company, through its subsidiaries including Newstar LTD., intends to initially develop data services monitoring energy related industries such as utilities, heavy equipment, and environmental businesses, but may provide other commercial data collection services in other markets. Subsequent to the end of this quarter the Company successfully negotiated an agreement with EchoStar DBS Corporation ("EchoStar") to acquire a controlling interest in E-SAT, however this agreement is subject to regulatory approval. Upon approval, the Company would own 80.9% of E-SAT and EchoStar would own 19.1% and would have rights to 20% of E-SAT's satellite capacity.

RESULTS OF OPERATIONS

Revenues

        The Company remains in the development stage and did not generate any revenues or significant net interest income in either the three or six months ended June 30, 1999 or June 30, 1998.

Cost and Operating Expenses

        Cost and operating expenses for the three months ended June 30, 1999 were $917,380 as compared to $626,247 for the three months ended June 30, 1998. During the three months ended June 30, 1999, cost and operating expenses increased primarily in General and Administrative ("G & A") as a result of the Company devoting substantial amounts of its financial and personnel resources on developing its data services business. Cost and operating expenses for the six months ended June 30, 1999 were $2,036,023 as compared to $993,793 for the six months ended June 30, 1998. G & A expenses for the three months ended June 30, 1999 were $778,757 as compared to $340,898 for the three-month period ended June 30, 1998, and $1,676,799 for the six months ended June 30, 1999 as compared to $646,380 for the six months ended June 30, 1998. Research & development expenses decreased slightly to $138,623 for the three months ended June 30, 1999 as compared to $285,349 for the three months ended June 30, 1998. The decrease was due to the transition from costs on the E-SAT Communications project being expensed as research & development, to the implementation of satellite construction contracts which are capitalized.

Other Income (Expense)

        The Company experienced a non-operating gain of $63,280 for the three months ended June 30, 1999, as compared to an expense of $280,943 for the three months ended June 30, 1998. The Company had a non-operating gain of $75,649 for the six months ended June 30, 1999 as compared to an expense of $319,539 for the same period in 1998.

        During 1999 earned net interest income of $63,280 was recognized on cash received in connection with the Company's fundraising efforts through the exercise of warrants and options as well as other equity transactions totaling approximately $15.4 million.

        During  1998  the  Company   earned  net  interest  of  $3,872  for  the
three-month period ended June 30, 1998 and $2,194 for the six-month period ended June 30, 1998. This income was offset by the loss of $56,492 of equity in the

Company's investments for the three months ended June 30, 1998 and a loss of $93,410 for the six months ended June 30, 1998. The Company also recorded a loss of $228,323 on the sale of its 20% interest in Seimac Limited which is reflected in both periods.

Net Loss

     The Company's net loss for the three-month period ended June 30, 1999, was $854,100 compared to $911,455 for the three-month period ended June 30, 1998. Net loss for the six months ended June 30, 1999 was $1,960,374 compared to a net loss of $1,317,597 for the six-month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been in the development stage since its inception and has not generated any significant revenues from operations. The Company's monthly expenses averaged approximately $350,000 per month during the second quarter of 1999 which included approximately $250,000 per month for operating, legal and consulting expenses, and $100,000 per month for research & development relating to the E-SAT Communications System. However, the Company anticipates that expenses will continue to increase during 1999 with the development of the satellites for the E-SAT Communications System (and contractual obligations related to such development) and business applications of the E-SAT Communications System. Additional capital will be necessary to expand operations or continue current operations. During the quarter ended June 30, 1999, the Company raised $5 million in gross proceeds from a private placement of its Common Stock and $30,000 from the exercise of outstanding options. The Company made approximately $7.8 million in payments to several contractors during the second quarter of 1999 in connection with the construction of the satellites for the E-SAT Communications System.

     In connection with the negotiations of the share purchase agreement with EchoStar, the Company has entered into a service contract with a consultant requiring payment of a minimum $1.5 million in fees. As of June 30, 1999, the Company has paid $500,000 on this contract.

     Traditionally, the Company has relied on equity and debt financings to fund its operations. This financing was supplemented from the sale of the Company's interest in entities that held direct broadcast satellite licenses. The Company no longer has any interest in direct broadcast satellite licensees. The Company anticipates needing substantial additional capital, an estimated $111 million over the next 24 months, to construct and launch the satellites comprising the E-SAT Communications System. Further, the construction of the first two of the six planned satellites commenced prior to March 31, 1999 pursuant to the terms of the FCC license granted to E-SAT and will require milestone payments of an additional $24.5 million over the next 12 months, through June 30, 2000. However, the Company anticipates signing additional contracts relating to the construction of the satellites which will likely result in milestone payments of an additional $20 to $25 million over the next 12 months, through June 30, 2000.

     The Company had cash and cash equivalents of $4,944,917 and $24,568 as of June 30, 1999 and 1998, respectively. The Company had working capital of $4,934,803 as of June 30, 1999 compared to a negative working capital of $1,087,438 as of June 30, 1998. Until the Company is able to develop, construct and operate its E-SAT Communications System and derive revenues therefrom, the Company will continue to use cash obtained from outside sources for its operations and development of its data services business.

     Net cash used in operating activities was $2,648,734 for the six months ended June 30, 1999, as compared to $451,507 for the six months ended June 30, 1998. Net cash used in operating activities increased during 1999 as compared with the same quarter last year as a result of increased cash expenditures as the Company expanded its development activity relating to the E-SAT Communications System. This increased level of development costs is expected to continue through the launch of the satellites in 2001.

     Net cash used in investing activities for the six months ended June 30, 1999, was $9,073,644. This net cash used represents a loan to a director secured by the Company's stock for $60,000 and approximately $9 million in progress payments relating to satellite construction costs. Net cash used by investing activities was $4,908 for the six months ended June 30, 1998 and was comprised of investments in and advances to E-SAT of $204,848 offset by net proceeds from the sale of the Company's 20% interest in Seimac Limited of $199,940.

     Net cash provided by financing activities for the six months ended June 30, 1999, was $15,375,604 compared to $97,929 for the six months ended June 30, 1998. Net cash provided by financing activities during 1999 was $15,479,704 and related to the net proceeds from the sale of units of common stock for $1.5 million, exercise of warrants for $7.5 million, the sale of common stock to two European contractors for $5 million, and the exercise of options by directors, officers and employees of the Company, as well as other non-employee grants. Net cash provided was offset by stock issue costs of $104,100 in the six-month period ended June 30, 1999.

        The Company continues to carry a liability of $400,000 for customer advances stemming from a 1996 development agreement that was subsequently suspended in 1997, prior to completion. Under the terms of the agreement, the Company may be required to refund these payments in whole or in part. (See:
Notes to Condensed Consolidated Financial Statements, Note 4.)

Risks and Uncertainties Affecting Future Operating Results

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earning from the operations of the Company, and its subsidiaries including NewStar Limited (collectively the "Company"), projected costs and expenditures relating to the Company's interest in low earth orbiting satellites ("E-SAT Communications System") technology and development of its automated meter reading ("AMR") business and the fact that the Company was negotiating with EchoStar regarding the Company's obtaining a controlling interest in E-SAT, which owns the FCC license. EchoStar owns 80% of E-SAT. Other factors, in addition to those identified in this report, which could affect future results would include: (i) the Company's ability to retain the prime contractor for the development, construction and deployment of the E-SAT Communications System;
(ii) the Company's ability to raise significant additional debt and equity capital from outside sources for the development of the E-SAT Communications System and the availability of capital on commercially acceptable terms; (iii) the completion of a commercially viable E- SAT Communications System and AMR service; (iv) the dependence and uncertainty of commercial customers to utilize the Company's AMR service; (v) the reliance on third parties for the advancement of the design, manufacturing and marketing of the E-SAT Communications System;
(vi) satisfying the milestones of E-SAT's FCC license and construction contracts; (vii) the fulfillment of contract obligations by suppliers and other third parties and the availability of qualified personnel and equipment; (viii) delays in the receipt of or failure to receive necessary governmental approvals or obtaining permits and licenses or renewals thereof. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

        Successfully addressing the factors discussed above is subject to various risks described in this report, as well as other factors such as risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in the Little LEO satellite technology, results of the Company's financing efforts and marketing conditions, and other risk factors related to the Company's business set forth in the Company's registration statement on Form SB-2, SEC File No. 333-77687 which was declared effective on June 1, 1999. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate significantly over relatively short periods of time.

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

        In addition, in developing the E-SAT Communications System, the Company will be relying on vendors to, among other things, manufacture the Little LEO satellites, launch the Little LEO satellites, manufacture the remote terminal units and build the E-SAT infrastructure including the control stations which are Y2K compliant. The Company has entered into contracts with several vendors to develop the E- SAT Communications System, and, an assessment has been made as to their Year 2000 compliance. As part of ongoing contract negotiations, the Company will request and determine the vendors' Year 2000 readiness. In the event that it is determined that a key vendor will not be Year 2000 compliant, this may have an adverse effect on the Company's business plans.

        PART II.  OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of Security Holders.

         On June 18, 1999, the Company held its annual meeting of shareholders for the election of three directors and to adopt the 1999 Employee Stock Purchase Plan.

        Election of Director                 For                 Votes Withheld
        --------------------                 ----------          --------------
        Fred W. Thompson                     9,073,684               16,384
        E. A. James Peretti*                 8,810,650              179,418
        Jessie J. Knight, Jr.                9,068,459               21,609


                                                For          Against    Abstain
        Approval to adopt the 1999 Employee   ---------     ---------  --------
               Stock Purchase Plan            8,748,052     313,004     29,012

        -------------------

        *On July 26, 1999 Mr. Peretti resigned as an officer and director of the Company.

        Item 5.   Other Information.

             On July 26, 1999, Mr. James Peretti, the Company's Chief Operating Officer and a Director, resigned from the Company.

        Item 6.   Exhibits and Reports on Form 8-K

             ExhibitFinancial Data Schedule

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        DBS INDUSTRIES, INC.



        DATE:    August 19, 1999                    BY:   /S/ FRED W. THOMPSON
                                                             -------------------
                                                             Fred W. Thompson
                                                             President and Chief
                                                             Financial Officer