Form 10QSB
period 1999-09-30
DBS INDUSTRIES INC
filed 1999-10-29
CIK 857502

U.S. Securities and Exchange Commission
                                    Washington, D.C. 20549

                                          FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to
               _______

        COMMISSION FILE NUMBER 0-28348

                              DBS INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)



                   Delaware                                84-1124675
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)
----------------------------------------    ------------------------------------

                        100 Shoreline Highway, Suite 190A
                              Mill Valley, CA 94946
                    (Address of principal executive offices)

                                 (415) 380-8055
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes x         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Securities:  Common Stock, $.0004 Par Value

Shares Outstanding as of September 30, 1999: 14,345,427

Transitional Small Business Disclosure Forma  Yes: [ ]   No  x


                                             INDEX


                                                                                          PAGE

PART I - FINANCIAL INFORMATION...............................................................1

ITEM  1.   Financial Statements..............................................................1

Condensed  Consolidated Balance Sheets:
As of September 30, 1999 (unaudited) and December 31, 1998 (audited).........................1

Condensed Consolidated Statements of Operations (unaudited):
For the Three Months and Nine Months Ended September 30, 1999 and September 30, 1998
and for the period from April 25, 1990 (Inception) to September 30, 1999.....................2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Nine Months Ended September 30, 1999 and September 30, 1998
and for the period from April 25, 1990 (Inception) to September 30, 1999.....................3

Notes to Condensed Consolidated Financial Statements.........................................4

ITEM  2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................7

PART II - OTHER INFORMATION.................................................................11

ITEM  5.       Other Information............................................................11

ITEM  6.       Exhibits and Reports on Form 8-K.............................................11


                     DBS INDUSTRIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   September 30,
                                                                                       1999             December 31,
                                                                                    (Unaudited)             1998
                                                                                  ---------------       -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                   $      1,205,454     $     1,291,711
     Prepaid and other current assets                                                      57,711              71,138
                                                                                  ---------------       -------------
        Total current assets                                                            1,263,165           1,362,849
                                                                                  ---------------       -------------
Furniture and equipment (at cost)                                                          83,027              65,516
Less accumulated depreciation                                                              51,840              42,989
                                                                                  ---------------       -------------
                                                                                           31,187              22,527
                                                                                  ---------------       -------------
Other assets:
     Investments and advances                                                           2,368,677             851,490
     Goodwill, net of accumulated amortization of
       $89,314 and $87,428 respectively                                                     1,676               3,562
     Satellite construction costs                                                      13,164,729           1,272,083
                                                                                  ---------------       -------------
                                                                                       15,535,082           2,127,135
                                                                                  ---------------       -------------

            Total assets                                                         $     16,829,434     $     3,512,511
                                                                                  ===============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

     Accounts payable                                                            $      1,337,776     $       240,240
     Customer advances                                                                    400,000             400,000
     Accrued liabilities                                                                   78,517             489,531
                                                                                  ---------------       -------------
        Total current liabilities                                                       1,816,293           1,129,771
                                                                                  ---------------       -------------
Stockholders' equity:
     Common stock                                                                           5,757               3,452
     Capital in excess of par value                                                    26,826,924           8,511,410
     Warrants                                                                           1,194,136           1,085,500
     Note receivable from shareholder                                                     (60,000)                  -
     Deferred stock compensation                                                       (1,594,226)                  -
     Deficit accumulated during the development stage                                 (11,274,450)         (7,132,622)
     Treasury stock                                                                       (85,000)            (85,000)
                                                                                  ---------------       -------------
                                                                                       15,013,141           2,382,740
                                                                                  ---------------       -------------
            Total liabilities and stockholders' equity                           $     16,829,434     $     3,512,511
                                                                                  ===============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DBS INDUSTRIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                                    April 25, 1990
                                                  Three Months Ended                  Nine Months Ended             (Inception) to
                                                     September 30,                      September 30,                September 30,
                                                1999              1998             1999              1998               1999
                                            --------------    --------------   --------------   ---------------    ----------------

Revenue                                   $             -   $             -  $             -  $              -   $         161,420
                                            --------------    --------------   --------------   ---------------    ----------------

Cost and operating expenses:
    Cost of revenue                                     -                 -                -                 -             127,580
    Marketing and sales                           297,791                 -          297,791                 -             297,791
    General and administrative                    743,384           688,424        2,420,183         1,339,069          11,081,872
    Research and development                      455,606           198,358          814,830           545,772           3,781,548
    Non-cash stock compensation                   710,477                 -          710,477                 -             710,477
                                            --------------    --------------   --------------   ---------------    ----------------
                                                2,207,258           886,782        4,243,281         1,884,841          15,999,268
                                            --------------    --------------   --------------   ---------------    ----------------
        Loss from operations                   (2,207,258)         (886,782)      (4,243,281)       (1,884,841)        (15,837,848)
                                            --------------    --------------   --------------   ---------------    ----------------

Other income (expense):
    Interest, net                                  25,804             9,211          101,453            11,405            (608,006)
    Equity in loss of investees, net                    -            (6,733)               -          (100,143)           (512,920)
    Gain (loss) on sale of investment                   -                 -                -          (228,323)          5,829,218
    Other, net                                          -                 -                -                 -             (56,634)
                                            --------------    --------------   --------------   ---------------    ----------------
                                                   25,804             2,478          101,453          (317,061)          4,651,658
                                            --------------    --------------   --------------   ---------------    ----------------
        Loss before provision for income
         taxes and minority interests          (2,181,454)         (884,304)      (4,141,828)       (2,201,902)        (11,186,190)

Provision for income taxes                              -                 -                -                 -              96,835
                                            --------------    --------------   --------------   ---------------    ----------------
                                            --------------    --------------   --------------   ---------------

        Loss before minority interests         (2,181,454)         (884,304)      (4,141,828)       (2,201,902)        (11,283,025)

Minority interests in income of
  consolidated subsidiaries                             -                 -                -                 -               8,575
                                            --------------    --------------   --------------   ---------------    ----------------

        Net  loss                         $    (2,181,454)  $      (884,304) $    (4,141,828) $     (2,201,902)  $     (11,274,450)
                                            ==============    ==============   ==============   ===============    ================

Net loss per share, basic and diluted     $         (0.15)  $        (0.13)  $         (0.33) $         (0.35)
                                            ==============    ==============   ==============   ===============

Weighted average number of
    shares of common stock,
    basic and diluted                          14,266,067         6,857,472       12,665,510         6,220,861
                                            ==============    ==============   ==============   ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DBS INDUSTRIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                     April 25, 1990
                                                                                       Nine Months Ended             (Inception) to
                                                                                         September 30,               September 30,
                                                                                     1999             1998               1999
                                                                                ---------------   --------------    ---------------

Net cash used in operating activities                                         $     (2,004,167) $    (1,205,423)  $    (11,951,571)
                                                                                ---------------   --------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of investment                                                         -          199,940          1,099,940
    Proceeds from Loral settlement                                                           -                -          3,573,677
    Purchase of fixed assets                                                           (17,511)          (3,720)          (128,558)
    Satellite construction payments                                                (11,892,646)               -        (13,164,729)
    Organization costs                                                                       -                -            (28,526)
    Advances to officers and shareholders                                              (60,000)               -            (91,187)
    Purchase of interest in Continental                                                      -                -         (2,292,409)
    Investments and advances                                                        (1,517,187)        (407,292)        (2,725,913)
    Net assets of purchased subsidiaries                                                     -                -           (147,500)
    Cash transferred from Fi-Tek IV, Inc.
      pursuant to the merger and reorganization                                              -                -            156,648
    Cash of divested subsidiary                                                              -                -               (277)
    Purchase of patents                                                                      -                -            (18,251)
    Proceeds from repayment of advances to affiliate                                         -                -            152,500
    Restricted cash on credit line                                                           -                             300,000
                                                                                ---------------   --------------    ---------------
Net cash used in investing activities                                              (13,487,344)        (211,072)       (13,314,585)
                                                                                ---------------   --------------    ---------------

Cash flows from financing activities:
    Repayment of borrowing under credit line                                                 -                -           (300,000)
    Issuance of debentures                                                                   -                -          4,817,501
    Issuance of common stock                                                        15,559,354        5,781,103         23,710,096
    Redemption of common stock warrants                                                      -                -            (19,490)
    Stock issue costs                                                                 (154,100)        (442,500)          (653,835)
    Purchase of shares                                                                       -                -             (5,000)
    Payment of debentures                                                                    -                -         (1,168,445)
    Proceeds from stockholders' loans                                                        -                -            442,750
    Payment of stockholders' loans                                                           -                -           (351,967)
                                                                                ---------------   --------------    ---------------
Net cash provided by financing activities                                           15,405,254        5,338,603         26,471,610

Net increase (decrease) in cash                                                        (86,257)       3,922,108          1,205,454

Cash and cash equivalents, beginning of period                                       1,291,711          383,054                  -
                                                                                ---------------   --------------    ---------------

Cash and cash equivalents, end of period                                      $      1,205,454  $     4,305,162   $      1,205,454
                                                                                ===============   ==============    ===============

Supplemental disclosures:
    Noncash activities:
        Amortization of deferred compensation to employees                    $        710,500
        Value of warrants granted to non-employees                            $        300,250
        Value of warrants representing stock issue costs                      $        270,000
        Amortization of options granted to non-employees                      $        416,000



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

           The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at September 30, 1999 and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the 1999 interim period presented are not necessarily indicative of expected results for the full 1999 fiscal year.

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


NOTE 2     EQUITY IN INCOME & LOSSES OF INVESTEES

           E-SAT Corporation

           In October 1994, the Company and Echostar Communications, Inc. formed E-SAT for the purpose of filing with the Federal Communications Commission for a license to operate a low earth satellite system. E-SAT filed a license application with the Federal Communications Commission on November 16, 1994. In April 1998, the FCC formally approved E-SAT's application. The Company holds a 20% interest in E-SAT and Echostar holds the remaining 80%. The Company's total investments in and advances to E-SAT were $851,490 as of September 30, 1999. The investment is accounted for using the equity method.

           On July 30, 1999, the Company entered into an agreement with Echostar under which it will receive 60.9% of E-SAT's shares from Echostar in exchange for rights to use up to 20% of the satellite capacity of the E-SAT system by Echostar. As a result of this transaction, the Company will own 80.9% of the E-SAT shares. This share purchase agreement is subject to approval by the FCC. In connection with the negotiations of the share purchase agreement with EchoStar, the Company has entered into a service contract with a consultant for a minimum of $1.5 million in fees. As of September 30, the Company had paid $1,517,187 on this contract and capitalized such costs in the E-SAT investment account.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3     SATELLITE CONSTRUCTION COSTS

           During  the  construction  of  the  E-SAT  System,   the  Company  is
           capitalizing all design, engineering and construction costs. On December 15, 1998, the Company and Alcatel Space Industries ("Alcatel") entered into a Memorandum of Understanding and authorization to proceed ("MOU") pursuant to which Alcatel would become the General Contractor for the design, construction and launch services for the Company's planned low earth orbit satellites. Upon signing of the MOU, the Company made a $1 million advance payment to Alcatel and, in January and February 1999, the Company made additional payments totaling $1 million.

           On March 31, 1999, the Company signed construction and launch contracts with two European entities and made advance payments of $7.8 million in April 1999 and $2.8 million in July 1999. Total payments under these cancelable contracts will amount to approximately $47 million through January 2001. On April 8, 1999, the Company notified the FCC that it had entered into a construction contract for the first two satellites of the E-SAT System.

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


NOTE 5     NET LOSS PER SHARE

           The Company presents net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, whereby basic net loss per share is computed based on the weighted-average number of common shares outstanding and excludes any potential dilution. Diluted net loss per share does not include common stock equivalents due to their antidilutive effect. Options and warrants to purchase 5,273,012 shares of common stock with exercise prices from $.39 to $5.60 were outstanding as of September 30, 1999 and were excluded from the loss per share calculation for the quarter and the nine month periods then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 6,018,531 shares of common stock with exercise prices from $.40 to $5.60 were outstanding as of September 30, 1998 and were excluded from the loss per share calculation for the quarter and nine month periods then ended as they have the effect of decreasing loss per share.

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

           In August 1999, the Company received proceeds of $79,650 from the exercise of options to purchase 150,000 shares of the Company's Common Stock.

           Subsequent to December 31, 1998, the Company solicited stockholder approval to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000. The requisite stockholder approval was obtained.

           In August and September 1999, the Company granted options to purchase 1,913,106 shares of the Company's Common Stock at exercise prices ranging from $0.39 to $2.81 to several employees and service providers. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation of approximately $2.7 million. This amount is being amortized over the vesting periods of the granted options. As a consequence, $710,477 was recognized as non-cash stock compensation expense during the three months ended September 30, 1999.


NOTE 7     SUBSEQUENT EVENT

           On October 8, 1999, the Company and Alcatel entered into an agreement under which Alcatel will serve as prime contractor for the construction of the Company's low earth orbit satellite communications system. This agreement becomes effective upon the Company's payment of $14.1 million to Alcatel within 40 days from October 8, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        DBS Industries, Inc. ("DBSI" or the "Company") intends to provide worldwide two-way data and messaging service using a commercial low earth orbit ("Little LEO") satellite-based network communications system called the NewStar System. DBSI intends to market its services to industrial customers who do not need "real time" access to information but instead need information on a daily, weekly, or monthly basis. The NewStar System will be based on the Federal Communications Commission ("FCC") license held by E-SAT, Inc. ("E-SAT"), in which DBSI currently has a 20% interest. DBSI designed this system and it is currently under construction by DBSI's prime contractor, Alcatel Space Industries ("Alcatel"). On July 31, 1999, we signed a contract with EchoStar which has agreed to transfer to us, subject to the approval of the FCC, an additional 60.1% of the ownership in E-SAT, in exchange for the right to use 20% of the NewStar System's communications capacity. Assuming the change in control is approved by the FCC, DBSI will own 80.1% in E-SAT, the holder of the FCC license.

        During the three months ended September 30, 1999, DBSI began to actively market its proposed data and messaging services through its subsidiary, NewStar Ltd. NewStar has recently hired five new employees and it is currently working on certain industry studies and reports, and meeting with potential joint venture partners and customers.

Results of Operations

Revenues

        DBSI remains in the development stage and did not generate any revenues in either the three or nine months ended September 30, 1999, or September 30, 1998.

Cost and Operating Expenses

        Cost and operating expenses for the three months ended September 30, 1999, were $2,207,258 as compared to $886,782 for the three months ended September 30, 1998. During the three months ended September 30, 1999, cost and operating expenses increased primarily in marketing and sales, research and development, and non-cash stock compensation. This increase is a result of the Company devoting substantial amounts of its financial and personnel resources on developing and marketing its satellite- based network communications system. Cost and operating expenses for the nine months ended September 30, 1999, were $4,243,281 as compared to $1,884,841 for the nine months ended September 30, 1998. G & A expenses for the three months ended September 30, 1999, were $743,384 as compared to $688,424 for the three-month period ended September 30, 1998, and $2,420,183 for the nine months ended September 30, 1999, as compared to $1,339,069 for the nine months ended September 30, 1998.

        During the three months ended September 30, 1999, DBSI began to market NewStar's proposed data and messaging services. For the three months ended September 30, 1999, DBSI incurred marketing and sales expenses of $297,791 related primarily to the activation of NewStar, Ltd. for which five new employees were hired, including a new president, H. Tate Holt, a director of DBSI.

        Further, in order to attract and retain personnel, the Company granted options to purchase 1,913,106 shares of Common Stock at exercise prices ranging from $0.39 to $2.81 to several employees and service providers. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation of approximately $2.7 million. This amount is being amortized over the vesting periods of the granted options, and as a result, $710,477 was recognized as non-cash stock compensation expense during the three months ended September 30, 1999. No similar expenses were incurred during 1998.

        Research & development expenses increased to $455,606 for the three months ended September 30, 1999, as compared to $198,358 for the three months ended September 3, 1998, and to $814,830 for the nine months ended September 30, 1999, as compared to $545,772 for the nine months ended September 30, 1998. The increase was related to costs on the NewStar System and to the implementation of satellite construction contracts.

        DBSI expects that its G & A expenses and its marketing and sales expenses will continue to increase as the Company hires additional administrative and marketing personnel to support its satellite- based network communications system. In this regard, during October 1999, DBSI hired Stanton
C. Lawson as its new Senior Vice President of Finance, and Randy Stratt as its new Senior Vice President, General Counsel.

Other Income (Expense)

        During the nine months ended September 30, 1999, DBSI earned net interest income of $101,453 on cash received in connection with the Company's fund-raising efforts through the exercise of warrants and options as well as other equity transactions totaling approximately $15.4 million. During the nine months ended September 30, 1998, DBSI earned interest income of $11,405.

        For the nine months ended September 30, 1998, DBSI had a loss in its investee, Seimac Limited, of $100,143, and incurred a loss of $228,323 on the subsequent sale of DBSI's 20% interest in Seimac Limited.

Net Loss

        DBSI's net loss for the three-month period ended September 30, 1999, was $2,181,454 compared to $884,304 for the three-month period ended September 30, 1998. Net loss for the nine months ended September 30, 1999, was $4,141,828 compared to a net loss of $2,201,902 for the nine-month period ended September 30, 1998.

Liquidity and Capital Resources

        The Company has been in the development stage since its inception and has not generated any significant revenues from operations. Excluding non-cash compensation expense, the Company's monthly expenses averaged approximately $390,000 per month during the third quarter of 1999 which included approximately $300,000 per month for operating, legal and consulting expenses, and $90,000 per month for research & development relating to the NewStar System. The Company anticipates that expenses will continue to increase during 1999 and 2000 with the construction of the satellites for the NewStar System (and contractual obligations related to such development) and the development of business applications of the NewStar System. Additional capital will be necessary to expand operations or continue current operations. During the nine months ended September 30, 1999, the Company raised $15.5 million in gross proceeds from a private placement of its Common Stock and $30,000 from the exercise of outstanding options. The Company made approximately $11.9 million in payments to several contractors during the nine months ended September 30, 1999, in connection with the construction and launch of the satellites for the NewStar System.

        Traditionally, the Company has relied on equity and debt financings to fund its operations. This financing was supplemented from the sale of the
Company's  interest in entities that held direct broadcast  satellite  licenses.
The Company has sold all of its interests in direct broadcast satellite licensees. DBSI expects that the aggregate cost to construct and launch the NewStar System into commercial service will be approximately $120.0 million of which approximately $67.0 million will be required over the next 15 months. Approximately $11.9 in construction and launch costs had been spent through September 30, 1999. The satellite construction and launch contracts require periodic progress payments throughout the term of the contracts. Anticipated periodic progress payments through December 31, 1999, will amount to approximately $16.1 million. Failure to maintain these contracts would adversely affect our ability to construct the NewStar System. In order to finance the construction of the NewStar System and to provide the Company working capital until construction can be completed, DBSI has engaged an international investment bank to assist it in raising capital through the issuance of bonds to finance construction, launch and deployment of the NewStar System. In addition, DBSI is seeking to raise up to $20.0 million through the issuance of common stock for working capital.

        The Company had cash and cash equivalents of $1,205,454 and $4,305,162 as of September 30, 1999 and 1998, respectively. The Company had working capital (deficit) of $(553,128) as of September 30, 1999, compared to a working capital of $3,300,170 as of September 30, 1998. Until the Company is able to develop, construct and operate its NewStar System and derive revenues therefrom, the Company will continue to use cash obtained from outside sources for its operations and development of its data services business.

        Net cash used in operating activities was $2,004,167 for the nine months ended September 30, 1999, as compared to $1,205,423 for the nine months ended September 30, 1998. Net cash used in operating activities increased during the nine months ended September 30, 1999, as compared with the same period last year, as a result of increased cash expenditures as the Company expanded its development activity relating to the NewStar System. This increased level of development costs is expected to continue through the launch of the satellites in 2001.

        Net cash used in investing activities for the nine months ended September 30, 1999, was $13,487,344. This net cash used represents approximately $11.9 million in progress payments relating to satellite construction costs and approximately $1.5 million in investments and advances. Net cash used in investing activities was $211,072 for the nine months ended September 30, 1998, and was comprised of investments in and advances to E-SAT of approximately $400,000 offset by net proceeds from the sale of the Company's 20% interest in Seimac Limited of $199,940.

        Net cash used in financing activities for the nine months ended September 30, 1999, was $15,405,254, compared to $5,338,603 for the nine months ended September 30, 1998. Net cash used in financing activities during 1999 was primarily attributed to net proceeds from the sale of units of common stock for $1.5 million, exercise of warrants for $7.5 million, the sale of common stock to two European contractors for $5 million, and the exercise of options by directors, officers and employees of the Company, as well as other non-employee grants. Net cash provided was offset by stock issue costs of approximately $154,000 in the nine month period ended September 30, 1999.

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

Risks and Uncertainties Affecting Future Operating Results

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earning from the operations of the Company, and its subsidiaries including NewStar Limited (collectively the "Company"), projected costs and expenditures relating to the Company's interest in low earth orbiting satellites ("NewStar System") technology and development of its automated meter reading ("AMR") business and the fact that the Company has reached an agreement, subject to the approval of the FCC, with EchoStar for the transfer from EchoStar to DBSI a controlling interest in E-SAT, which owns the FCC license. Currently, EchoStar owns 80% of E-SAT. On July 31, 1999, we signed a Stock Purchase Agreement with EchoStar in which has agreed to transfer to us, subject to the approval of the FCC, an additional 60.1% of the ownership in E-SAT, in exchange for the right to use 20% of the NewStar System's communications capacity. Assuming the change in control is approved by the FCC, we will own 80.1% in E-SAT, the holder of the FCC license. Other factors, in addition to those identified in this report, which could affect future results would include: (i) the Company's ability to raise significant additional debt and equity capital from outside sources for the development of the NewStar System and the availability of such capital on commercially acceptable terms; (ii) the completion of a commercially viable
NewStar System and AMR service; (iii) the dependence and uncertainty of commercial customers to utilize the Company's AMR service; (iv) the reliance on third parties for the design, manufacturing and marketing of the NewStar System;
(v) satisfying the milestones of the FCC license granted to E-SAT and construction contracts; (vi) the fulfillment of contract obligations by suppliers and other third parties and the availability of qualified personnel and equipment; (vii) delays in the receipt of or failure to receive necessary governmental approvals or obtaining permits and licenses or renewals thereof. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

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

        In addition, in developing the NewStar System, the Company will be relying on vendors to, among other things, manufacture the Little LEO satellites, launch the Little LEO satellites, manufacture the remote terminal units and build the NewStar System infrastructure including the satellite control stations which are Y2K compliant. The Company has entered into contracts with several vendors to develop the NewStar System, and an assessment has been made as to their Year 2000 compliance. As part of ongoing contract negotiations, the Company will request and determine the vendors' Year 2000 readiness. In the event that it is determined that a key vendor will not be Year 2000 compliant, this may have an adverse effect on the Company's business plans.

PART II.  OTHER INFORMATION

Item 5.   Other Information.

        On October 8, 1999, DBSI signed a contract with Alcatel Space Industries of Toulouse, France, for the final design, construction, and delivery to the launch site of our constellation of six Little LEO satellites, using Surrey Satellite Technology Limited, of Guildford-Surrey, United Kingdom, as a subcontractor, and for the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network, and the ground based transceivers to be installed into fixed assets such as electric utility meters. The total contract price for the end-to-end system is $88.5 million, which does not include launch and insurance costs of approximately $30 million. This contract becomes effective upon the Company's payment to Alcatel of $14.1 million within 40 days of the signing of the agreement.

Item 6.   Exhibits and Reports on Form 8-K

        Exhibit 27.1  Financial Data Schedule

                                          SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DBS INDUSTRIES, INC.



DATE:    October 27, 1999                       By:/s/ FRED W. THOMPSON
                                                       --------------------
                                                       Fred W. Thompson
                                                       President


                                                By:/s/ STANTON C. LAWSON
                                                       ----------------------
                                                       Stanton C. Lawson
                                                       Chief Financial Officer