Form 10KSB
period 1999-12-31
DBS INDUSTRIES INC
filed 2000-03-30
CIK 857502

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________  to  ____________________

                           Commission File No. 0-28348
                                               -------

                              DBS INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

          Delaware                                       84-1124675
          --------                                       ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

100 Shoreline Highway, Suite 190A    Mill Valley, California      94941

(Address of principal executive                                  (Zip Code)
offices)

                    Issuer's telephone number: (415) 380-8055

--------------------------------------------------------------------------------

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

         YES    X       NO
             ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is contained herein, or will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year:  $ -0-.

         As of March 13, 2000, the aggregate market value for the 13,590,331 shares of the common stock, par value $.0004 per share, held by non-affiliates was approximately $61,580,508.

         The number of shares outstanding of registrant's only class of Common Stock, as of March 13, 1999, was 14,376,187 shares of its common stock, par value $.0004 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain exhibits required by Item 13 have been incorporated by reference from the Company's previous Form 10-KSBs, Form 8-Ks, and its Registration Statement on Forms SB-2.

         Information called for by Items 9 through 12 of Part III have been incorporated by reference to the Company's Proxy Statement for its annual meeting of shareholders to be filed within 120 days of its fiscal year end.

         Exhibit Index is located at Page 28.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, in the items entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth below under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results.


ITEM 1.  BUSINESS

GENERAL

         DBS Industries, Inc. ("DBSI" or "We" or the "Company") is a telecommunications company dedicated to providing low-cost satellite-to-Internet data messaging to and from remote locations. DBSI is the only company currently licensed by the Federal Communications Commission (through the E-SAT license) to provide commercial two-way data messaging using store-and-forward satellite-based communications system using Code Division Multiple Access technology and low-earth-orbiting satellites. We expect to begin providing our data messaging services, currently marketed under the "NewStar" name, during 2002.

         The Company is a Delaware corporation, formed in 1989, with principal executive offices located in Mill Valley, California. The Company has conducted its principal operations from its office in California since completing a share exchange reorganization with DBS Network in 1992. Since 1994, our focus has been to pursue business opportunities in satellite telecommunications. We began this pursuit originally by purchasing interests in direct broadcast satellite licensees. We had an interest in Direct Broadcast Satellite Corporation that was subsequently acquired by EchoStar Communications Corporation ("EchoStar"). In addition, we held an equitable interest in Continental Satellite Corporation. During 1997, we sold our last indirect interest in a direct broadcast satellite licensee and agreed to settle litigation involving our equitable interest in another direct broadcast satellite licensee.

         Prior to our decision to apply for the E-SAT license discussed below, we were developing hardware and software to enhance data collection and transmission for utility companies. In the course of this development, we investigated the effectiveness and viability of low-earth-orbit satellites for collecting and transmitting data from fixed meters. These satellites are often called "Little LEO satellites - "LEO" is shorthand for low-earth-orbit satellites, and "Little LEO" is shorthand for low-earth-orbit satellites operating in this lower radio band. The success of these tests led us to believe that this technology could offer utilities lower data collection costs and enhanced energy management through two-way communications with utility meters.

         As a result, we formed E-SAT, Inc., a Colorado corporation, in partnership with EchoStar and on November 1994 applied for a Federal Communications Commission ("FCC") license. On March 31, 1998, the FCC issued a license to E-SAT to launch and operate a Little LEO satellite system. (See "Regulatory Environment"). Pursuant to the initial formation agreement for E-SAT, we hold 20% of the capital stock of E-SAT and EchoStar holds the remaining 80%. In July 1999, we executed an agreement to acquire an additional 60.1% from EchoStar, to bring our total ownership of E-SAT to 80.1% (See "Ownership in E-SAT"). This transfer is subject to the approval of the FCC.

         In addition to E-SAT, we established two other subsidiaries: NewStar Ltd. and Global Energy Metering Service, Inc.

         - We formed NewStar Ltd., a Bermuda corporation, in 1998. It is a wholly owned subsidiary organized to participate in the construction, operation and marketing of our system.

         - We formed Global Energy Metering Service, Inc., a Delaware corporation, in 1994. It is a wholly owned subsidiary organized to provide us with early market studies and management support for the NewStar System design. It is now inactive and does not engage in any business activity.

BUSINESS STRATEGY

         The key components of our business strategy include the following:

         - PROVIDING A RELIABLE, WORLDWIDE TWO-WAY DATA COMMUNICATIONS NETWORK BASED ON EXISTING TECHNOLOGY. We believe that, by incorporating existing and proven technologies such as CDMA communications technology and a store-and-forward design into the NewStar System and by using six Little LEO satellites in polar orbits, we will be able to provide reliable, global, two-way data and messaging communications services. The distribution of our satellite constellation in polar orbits is designed to provide us access to all of the earth's populated land mass approximately every hour with each satellite, reducing the potential risks from the loss or outage of one or more satellites.

         - OFFERING A LOW-COST SERVICE. We believe that the NewStar System's relatively low cost to design, construct, launch and operate, together with lower-powered, relatively inexpensive ground transceivers, will allow us to provide data messaging services to customers in hard-to-access or remote locations at substantially lower rates than competing low-Earth orbit systems. We have designed our system specifically for the two-way communication of short messages, using fewer satellites than competing near-real time low-Earth orbit systems. Our system should utilize less complex and less expensive components than those required for larger satellite systems designed to carry voice, video and high-intensity data traffic. Competing Little LEO systems using the older TDMA communications technology will require more satellites and more gateway earth stations than the NewStar System. Because we have relatively inexpensive satellites and a relatively low-cost ground infrastructure, we believe that we will be able to offer a more affordable service for our targeted markets than competing systems.

         - OFFERING A LOW-COST GROUND TRANSCEIVER. Using CDMA communications technology and an Application Specific Integrated Circuit ("ASIC" technology) is expected to allow us to produce smaller and lower-cost ground transceivers than competing systems. We believe that our ground transceivers will cost less than competing systems' transceivers, providing us with a competitive advantage in the marketplace.

         - CAPITALIZING ON NOT BEING THE FIRST TO MARKET. We believe we have learned a great deal from earlier commercial satellite operators whose services have not developed as they may have anticipated. This experience has provided us with the ability to market what we believe is a superior system using, among other things, the CDMA technology and lower cost transceivers, to help differentiate our services from those of our competitors.

         - CAPITALIZING ON THE BARRIERS TO ENTRY INTO OUR MARKETPLACE. The primary barrier to entry into the Little LEO satellite service market in the U.S. is the acquisition of an operating license from the FCC. Before the FCC issues any licenses to additional entities, it must allocate an additional portion of the frequency spectrum for use, which we do not expect to happen in the near future.

         - DIRECTLY MARKETING TO LARGE INDUSTRIAL CUSTOMERS AND GOVERNMENTAL ENTITIES. We believe that marketing directly to large industrial customers and governmental entities will ensure greater customer service and support in each geographic region or targeted market than will value-added resellers, and will reduce our selling and administrative expenses for bringing the NewStar System to market. Outside of the U.S., it will also aid us in securing any necessary local regulatory and other approvals.

         - CAPITALIZING ON THE COMMITMENT AND EXPERTISE OF OUR STRATEGIC PARTNERS. We have successfully assembled a group of investors whom we believe are highly qualified strategic partners. We negotiated equity investments totaling $10 million: $5 million by Eurockot Launch Services (our launch service provider), and Surrey Satellite Technology Limited (our satellite manufacturer); and an additional $5 million by Alcatel Space Industries, our end-to-end system prime contractor, which is contingent on our bringing into effect the prime contract effective date. Due to delays in our financing, we did not meet the milestone payment necessary to establish the "Effective Date of Contract" and, as of March 27, 2000, we continue to be overdue on this payment requirement (see "Development
              Contract Commitments").

MILESTONES ACHIEVED

         Since our inception, we have achieved the following milestones:

         - DEVELOPMENT OF THE SYSTEM. We initially conducted research and testing to develop our NewStar System design and were successful in integrating our satellite transmitter and antenna completely within a utility meter.

         - COMPLETE PROOF-OF-CONCEPT TRIALS. In 1995, we successfully completed our proof-of-concept demonstrations with 36 electric and natural gas utilities.

         - GRANTING OF FCC LICENSE. On March 31, 1998, E-SAT, Inc. was issued a license by the FCC to provide Little LEO satellite services in the U.S.

         - COMMENCED CONSTRUCTION OF THE SATELLITES. On March 31, 1999, we signed a contract with Surrey Satellite Technology Limited for the construction of our constellation of six Little LEO satellites. We have assigned this contract to our prime contractor, Alcatel Space Industries.

         - ENGAGED A LAUNCH SERVICE PROVIDER TO DELIVER OUR SATELLITES INTO ORBIT. On March 31, 1999, we signed a contract with Eurockot Launch Services GmbH, for two launches. Two launches are currently expected to occur in 2002, each for a set of three satellites. The total contract price for the two launches is $30.0 million.

         - ACQUIRED CONTROLLING INTEREST, SUBJECT TO FCC APPROVAL, OF THE FCC LICENSE. On July 31, 1999, we signed a contract with EchoStar DBS Corporation which will increase our ownership in our subsidiary E-Sat, Inc. to 80.1%. EchoStar will have the right to use 20% of the NewStar System's communications capacity. (See "Risk
              Factors - Transfer of Control of E-SAT, Inc. to Us is Subject to FCC Approval").

         - ENTERED INTO AN AGREEMENT WITH AN END-TO-END PRIME CONTRACTOR FOR THE NEWSTAR SYSTEM. On October 8, 1999, we signed a contract with Alcatel Space Industries for the final design, construction and delivery to the launch site of six Little LEO satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the NewStar System. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. We have paid $2 million in construction payments to Alcatel, and have not yet made the milestone payment necessary to establish the "Effective Date of Contract." (See "Business Strategy" and "Risk Factors - Development Contract Commitments")

         - NEGOTIATED EQUITY INVESTMENTS IN US BY ALL OF OUR STRATEGIC PARTNERS. We negotiated equity investments totaling $10 million Alcatel Space Industries (the investment by Alcatel is still pending, see "Risk Factors"), Eurockot Launch Services and Surrey Satellite Technology Limited.

         - ORGANIZED OUR RISK MANAGEMENT THROUGH INSURANCE. On July 14, 1999, we engaged Frank Crystal and Co. and its subsidiary, International Space Brokers ("ISB"), as our exclusive risk management advisors and insurance brokers for both space and ground segments.


TARGET MARKETS

         We have designed our system, called the NewStar System, to provide low cost, two-way data messaging services to industrial customers throughout the world who need regular, but not real-time, information. By focusing on the non-real-time market (where data collection is not triggered by a real-time event such as an emergency condition, and delay between data collection and transmission to the customer has insignificant business consequence), we are able to substantially lower the costs of our system, and therefore lower the price to the customer. By focusing on collecting data that is in remote or hard-to-access locations, we reduce our competition from terrestrial technologies (e.g., cellular communications) who cannot justify the infrastructure expense in each remote location, and we increase the value offered to the customer as their costs are highest in these areas.

         Two-way communication capabilities can substantially reduce customer costs while enabling new customer applications such as initiating remote diagnostics and remote turn-on/turn-off of electric meters. This market niche represents over a billion potential units worldwide and a multi-billion dollar market for DBSI.

         Our initial focus is on energy meters in remote locations. One of the Company's target markets is the U.S. electric and natural gas utilities, particularly their high-cost-to-read metering segment which historically required such "meter reading" to be conducted by utility personnel. This labor intensive activity presents logistical issues such as (i) significant travel time to a meter site; (ii) rugged terrain; (iii) physical risk; (iv) restricted sites; (v) environmental issues; and (vi) mis-reads requiring additional site visits, all of which can contribute to higher costs for utilities. Our messaging services can deliver benefits such as:

         - The cost to gather data from hard-to-access meters is greatly reduced. We expect to charge significantly less than the costs to utility companies of sending meter reading personnel out to each of those difficult to reach locations.

         - Planning and decision-making is improved through greater and more timely availability of their consumers' energy-related information.

         -    Estimated billing is eliminated.

         - Service connects and disconnects can be scheduled and performed automatically.

         - Value added features are available such as meter diagnostics, tamper detection, outage reporting, and power quality information.

         In the U.S., the emergence of automatic meter reading ("AMR") as an accepted technology and the deregulation of the utility industry in a number of states - forcing utilities to focus on all aspects of cost of service and in some cases to compete to retain the meter reading activity - has provided a foundation for us to market our services. In the U.S. electric utility market alone, there are over 160 million meters, of which over 13 million are in remote locations.

         A significant portion of our potential market for services is in countries who do not broadly monitor energy consumption. For these countries, implementing or expanding coverage of metering is of significant strategic and economic benefit, as this is a critical component of implementing the energy infrastructure that is important to many forms of foreign investment. By working with these countries as they develop their services and providing them with a low-cost alternative to traditional meter reading methods, we believe we can succeed in becoming an integral part of their utility infrastructure.

         Other significant markets segments for our non-real-time, low-cost, two-way messaging services include:

         - PROPANE TANKS: Propane tanks represent another AMR opportunity, where metering fuel levels for replenishment benefit customer and distributor alike. The distributor enjoys a paradigm shift. Under the current approach, customers can be invoiced only on fuel delivery. Metering enables monthly billing based on actual consumption, which improves the distributor's cash flow and creates an opportunity for fuel arbitrage. Since the consumer no longer pays upon delivery, the distributor can fill customer tanks in the summer, when fuel prices are at their lowest. The consumer also avoids more than just the inconvenience of running out of fuel; they also reduce the safety issues associated with re-lighting the pilots on their appliances.

         - OIL AND GAS WELLHEADS: In the energy sector, data from particularly remote and hard-to-access oil and gas wellheads can be collected electronically, providing material savings in costs per read. Some of these wellheads are located in areas that are not only extremely remote, but are also high-risk, where the physical safety of the meter reader is a real concern. AMR, in addition to eliminating the personal safety risk, also creates the opportunity to aggregate data internationally - but only if the service provider has global coverage.

         - CATHODIC PROTECTION ALERTS: Monitoring for cathodic protection, flow control and leakage from gas pipelines--is another application requiring periodic data transmission from sensors that are generally located in isolated areas. Most of the cathodic, flow control and leakage sensors around the world are read manually, which is a tedious process--frequently using helicopters--for typical pipeline terrain. Given the cost of product flowing through the pipeline and the ecological impact of a pipeline failure, energy companies are keenly motivated to quickly identify the source of the problem. Although the number of sensors required per linear mile varies upon the specific geography, an average of two sensors per mile is normal.

         - VENDING MACHINES: Vending machines can use AMR for inventory and cash control. By collecting data from each machine on a timely basis, distributors can deliver the right product to the right machine at the right time, thereby improving sales, the productivity of their route personnel, and greatly simplifying the cash reconciliation process. While it is important to recognize that most vending machines are not located in hard-to-access places, a system that offers both ease-of-use and complete geographic coverage offers significant benefits to the distributor.

         - ENVIRONMENTAL AND AGRICULTURE: The waste disposal industry, faced with an increased public awareness of pollution problems, is required by U.S. Federal, state, and local governments to closely monitor air and water quality at all waste disposal sites. Reading data from these locations and reporting it to both operating and regulatory agencies is another service our system is capable of performing. In addition, we believe that existing irrigation systems can become far more efficient through timely monitoring of usage data.

         We are currently focusing our efforts on marketing directly to large industrial customers and governmental entitities rather than through value-added resellers. We believe this will ensure greater customer service and support in each geographic region or targeted market and will reduce our selling and administrative expenses for bringing the NewStar System to market. Outside of the U.S., it will also aid us in securing any necessary local regulatory and other approvals.


DESCRIPTION OF SYSTEM

         In response to customer requirements, DBSI developed a technology to meet the needs of this marketplace. Our system is designed to minimize infrastructure investment and maximum spectral efficiency, including (1) a small constellation of Low Earth Orbiting (LEO) satellites reaching markets beyond terrestrial technologies; (2) Code Division Multiple Access (CDMA) technology, which has superior noise tolerance and dramatically reduces power requirements and cost; (3) store-and-forward communications technology to reduce the number of ground stations; and (4) secure internet distribution of data to customers.


NEWSTAR SYSTEM

         The radio terminal unit (RTU) attaches to the customer's meter device and transmits data to orbiting Low Earth Orbit (LEO) satellites. From these LEO's, the data is then transmitted to our Ground Station, which sorts the data and transmits the final data files, via the Internet, to our customers. Inversely, the two-way service also allows our customers to send instructions, messages, and updates to their remote meters.


                               [GRAPHIC OMITTED]

         1.       SPACE SEGMENT

         The initial constellation to be launched will consist of six satellites. The Company plans to initially launch three satellites on a single launch vehicle in a circular, near polar orbit at an altitude of approximately 550 miles and a 99 degree inclination angle. At this altitude, there will be fourteen revolutions per satellite per day, taking about 100 minutes per orbit. After the initial three satellites are deployed and become operational, and the system is established, an additional three satellites will be deployed in a second near-polar orbital plane within FCC guidelines. These Little LEO satellites, which will weigh about 110 kg each, will be almost constantly illuminated by the sun, thereby significantly reducing battery usage. Supplemental battery power will be required only for power load leveling, occasional brief eclipse periods and contingencies. Based on the current design, we estimate that each satellite will operate for a period of five years.

         The satellites consist of two functional segments--the "Platform" and the "Payload". Put simply, the platform is the structure part of the satellite. The payload is the radio frequency equipment on board the satellite that allows it to communicate with earth-based transceivers. The platform provides the payload with the power and thermal control, allowing it to operate and perform its mission. The platform provides the attitude control in order to keep the payload antenna pointing towards the earth. Orbit determination and control is performed by the platform in order to maintain the proper constellation configuration.

         We are licensed by the FCC to operate from the Earth to Space in the
148.0000 - 148.905 MHz band, from Space to the Earth in the 137.0725 - 137.9275
MHz band. The communications plan for our system will utilize Direct Sequence Spread Spectrum Multiple Access (DS-SSMA) transmission for service and feeder links. This modulation technique is designed to allow the communications to disseminate between messages and the background noise emanating into space. We are the only commercial LEO operator licensed in the U.S. to implement spread spectrum CDMA into its communications protocol. CDMA technology reduces the power requirement for the ground terminal and provides another competitive advantage by its ability to operate within an inherently noisy VHF-band.

         2.       GROUND SEGMENT

         Rather than using traditional "bent pipe" technology, transmitting the data to a ground station as soon as it is received, the non-real-time nature of our market allows us to use a store-and-forward design. That is, our satellites are designed to receive the information from terminals on the ground, store it in memory and hold all of the data until they pass over a "Gateway Earth Station." This allows us to use fewer ground stations, reducing costs and radio frequency licensing and coordination requirements. We currently intend to locate our initial Gateway Earth Station (GES) on Svalbard Island in Spitzbergen, Norway, and are evaluating certain sites in Alaska for additional service.

         The Mission Control Center manages the collection and retrieval of data. It will interface with the Gateway Earth Station via the Satellite Control Center, which will provide overall operational control of the satellites. The Mission Center location is currently in review; the Satellite Control Center is currently planned to be located in the United Kingdom.

         Secure Internet communication with customers is a crucial part of the NewStar System. Data collected or delivered will utilize the Internet as a global, cost-effective vehicle to disseminate data and maximally automate the customer servicing system. Data will lack meaningful descriptors or customer identification and so should have no meaning if intercepted, but may also be encrypted.

         3.       TERMINAL

         Also on the ground, our remote terminal unit ("RTU" or "terminal") will connect to a device such as an electric utility meter and allow that device to send and receive signals to and from our system. The terminal provides the communication link between the meter and our satellites. This particular communications link is called the communications "Service Link". A relatively low-cost terminal is a key success factor for this business plan. Therefore, we will seek to strictly control the development and manufacturing of the terminal.

         The complete terminal will consist of two parts, those being the "Core Engine" and the "Fixed Asset Interface Module". The Core Engine is principally comprised of a "Base Band" and a Radio Frequency section. The base-band section utilizes a digital signal processor used to impose the Direct Sequence Spread Spectrum CDMA modulation code to the incoming bit stream from the client device. The Radio Frequency (RF) section is used to convert the base-band signal to the carrier frequency allowing the signal to be transmitted via an antenna into space within the parameters of the FCC license. The Core Engine will include a programmable controller unit. We intend that the Core Engine will be standardized and therefore the design and manufacturing of the engine will incorporate the cost-saving benefits of "Application Specific Integrated Circuitry" (ASIC). This silicon process allows us to manufacture the terminal chip sets at the lowest cost to the client. The second component of the terminal is the Fixed Asset Interface Module (FAIM) that will be optimized for the specific application (i.e., electric-meter, vending machine, propane tank, etc.) and will contain all the application-specific functions required to interface a client device with the Core Engine. The FAIM will contain any necessary power conditioning components to allow reliable communication between terminal and the satellites.

         During 1998, we worked with SAIT Radio Holland SA ("SAIT") to perform studies on antennas for the proposed RTU, and to develop and test RTU prototypes. Terminal development was included as a cost-plus item under our Prime Contract with Alcatel in 1999. We have not yet identified a main subcontractor for the engineering, development and provision of hardware and software for terminals, or for the manufacture of terminals.

         4.       PROOF-OF-CONCEPT DEMONSTRATIONS

         The technology of using Little LEO satellites has been in existence for over 40 years and has been used extensively in weather satellite applications worldwide. The commercial use of Little LEO satellites is in its development stage.

         To test our technology, we integrated the first satellite transmitter and antenna completely within an electric utility meter and conducted proof-of-concept demonstrations with 36 electric and natural gas utilities that demonstrated LEO satellite technology as a viable method to collect data from hard-to-access locations.

         GEMS, a wholly owned DBSI subsidiary, was formed in December 1994 to develop commercial service applications utilizing Little LEO satellite technology. We conducted a proof-of-concept trial for Pacific Gas & Electric Co. in California, in which data from several natural gas wellhead meters was collected and transmitted by Little LEO satellites to the customer. This trial was completed in April 1995. Subsequently, a series of proof-of-concept demonstrations were conducted in conjunction with ABB Power T&D Company, Inc. ("ABB"), in which prototype satellite radios (RTU's) and electric meters were installed at 34 electric utilities in the continental U.S. and two international utility companies in South America and Canada. Typical trial demonstrations lasted for a 30-day period, and the demonstrations were completed in late 1997. These early trials utilized the Argos System, a satellite location and data collection system operated and controlled by the Centre National d'Etudes Spatiales (France) and the National Oceanic and Atmospheric Administration ("NOAA").

         These tests demonstrated the ability of Little LEO satellite communications to communicate to electric utility meters.

         5.       IMPORTANCE OF CDMA/DSSS TECHNOLOGY

         Due to the continuing growth of electrical and electronic equipment, such as personal paging systems that incorporate wireless communication technology, the radio frequency-spectrum has become crowded or "noisy". Commercial applications demand reliable communication systems. This objective is harder to achieve with conventional solutions because of numerous wireless systems creating more noise in the frequency bands of operation. To minimize the impact of noise and interference on the data being transmitted, we are implementing Code Division Multiple Access/Direct Sequence Spread Spectrum ("CDMA/DSSS") modulation techniques. CDMA/DSSS is designed to enable our system to provide high functionality in a noisy radio frequency environment and achieve those particular data transmission objectives.

         With most conventional modulation techniques, energy concentration is maximized for a narrowband transmission channel. While narrowband solutions opt for a single carrier channel, the transmitted signal must be strong enough to be recognized over the background noise. Therefore, terminals operating in a narrowband technique must have relatively high power capability. CDMA/DSSS spreads the data signal over the entire band of operations reducing the power required by a terminal to transmit data to a satellite. We are presently the only commercial Little LEO system licensed in the U.S. to implement CDMA/DSSS in its communications protocol. We believe CDMA/DSSS is a strategic advantage over competing systems to effectively transmit data messages.

         6.       COST OF SYSTEM

         We expect that the aggregate cost to construct and launch the NewStar System into commercial service will be approximately $120 million, of which approximately $12 million had been spent through 1999.

DEVELOPMENT STRATEGY

         Our development strategy includes aligning ourselves with partners who have (1) shown expertise in the development and delivery of data telemetry systems and services to clients who may operate internationally; (2) are willing to enter into fixed-cost agreements; and (3) who will demonstrate their alignment with and commitment to our project through equity investment.

         On March 31, 1999, the Company entered into a contract with Surrey Satellite Technology Ltd. of the U.K. to design and construct the six satellites for our system.

         On October 8, 1999, we signed a contract with Alcatel for the final design, construction, and delivery to the launch site of our constellation of six LEO satellites, using Surrey Satellite as a subcontractor, and for the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network, and the ground-based transceivers to be installed into fixed assets such as electric utility meters. The total contract price for the end-to-end system is $88.5 million. (See "Business Strategy" and "Risk
Factors - Development Contract Commitments").

         Currently, Alcatel is responsible for the final design, construction, and delivery to the launch site of our constellation of six LEO satellites, using Surrey Satellite as a subcontractor, and for the final design, construction and delivery of the system infrastructure, including gateway earth station, the ground communications network, the mission control center, and the ground transceiver.

           The Company entered into a launch reservation agreement with Eurocket Launch Services GmbH ("Eurockot") during 1997. Under the terms of the launch reservation agreement, Eurockot reserved for E-SAT a launch opportunity on a launch vehicle at the Plesetzk, Russia launch site for two dedicated, triple satellite launches. On March 31, 1999, the Company entered into a formal launch service contract with Eurockot. The first three satellites, when constructed, are expected to be launched on a single Eurockot launch vehicle in 2002.

OWNERSHIP INTEREST IN E-SAT

         E-SAT was incorporated in 1994 and is owned 20% by the Company and 80% by EchoStar. E-SAT was formed for the purpose of acquiring an FCC license to develop, construct and operate its E-SAT satellite system. In July 1999, the Company and EchoStar agreed to restructure E-SAT in order to allow the Company to acquire an additional 60.1%, to bring its total ownership of E-SAT to 80.1%. In this agreement, EchoStar will have a 20% undivided interest in the satellite transmission capacity associated with the FCC E-SAT license.

         This acquisition of a majority interest in E-SAT is subject to FCC approval as a "change of control." (See "Risk Factors - Transfer of Control of E-Sat, Inc. to Us is Subject to FCC Approval").

REGULATORY ENVIRONMENT

         1.       U.S.

         All commercial non-voice, non-geostationary mobile-satellite service "NVNG-MSS" or "Little LEO" such as E-SAT's satellites in the U.S. are subject to the regulatory authority of the FCC. Little LEO operators must obtain authorization from the FCC to launch and operate their satellites and to provide permitted services in assigned spectrum segments.

         In November 1994, E-SAT filed an application with the FCC for a license to develop a commercial Little LEO satellite system for data collection and transmission. E-SAT was one of five applicants requesting approval for essentially the same frequency band but proposing a different use. The five applicants mutually agreed upon a spectrum sharing plan (the "Joint Proposal") which requires the applicants to share an uplink and downlink frequency band with other satellite systems. In October 1997, the FCC released a Report and Order which concluded that with use of appropriate transmission techniques, proper system coordination, the time-sharing of frequencies and the adoption of the Joint Proposal, there was sufficient spectrum to license all five applicants. Thereafter, E-SAT filed an amendment conforming its application to the guidelines adopted by the FCC Report and Order.

         On March 31, 1998, the FCC approved E-SAT's application for a Little LEO satellite license. Under the license, E-SAT is authorized to launch and operate six Little LEO satellites to provide a two-way, low-cost messaging service in the U.S. in the 148-148.905 MHz for service and feeder uplinks, and the 137.0725-137.9725 MHz frequency band for service and feeder downlinks. For its uplink, E-SAT is licensed to utilize 500 kHz of contiguous spectrum in the 148-148.855 MHz band that is not shared with the other U.S. licensees. However, some of this spectrum may be required to be operated co-frequency with the French S-80 system, based on intergovernmental agreements between the U.S. and France. E-SAT is licensed to utilize 148.855-148.905 MHz for feeder uplinks. E-SAT will operate in the other 355 kHz of the 148-148.905 MHz band on a co-frequency basis with the following licensees: LEO One, Final Analysis and ORBCOMM. In the downlink direction, E-SAT will operate in the band 137.0725-137.9275 MHz co-frequency with NOAA satellites, ORBCOMM and Final Analysis. E-SAT is obligated to coordinate with the other U.S. Little LEO licensees and NOAA, coordinate internationally and engage in consultations as required by Article 14 of the INTELSAT Agreement and Article 8 of the Inmarsat Convention.

         In order to maintain the validity of the FCC license, E-SAT must comply at all times with the terms of such FCC license, unless specifically waived or modified by the FCC. These terms include, among other things, system construction milestones. In order to comply with the milestone requirements of the FCC license, E-SAT was required to commence construction of the first two satellites by March 1999 and the remaining four satellites by March 2001. On March 31, 1999, we, on E-SAT's behalf, entered into an agreement with Surrey Satellite for the construction of the Little LEO satellites, and we notified the FCC on April 8, 1999, that we had met the first milestone of the license (commencement of satellite construction by March, 1999). The FCC has neither confirmed nor denied our assertion. Because of the competitive nature of the Little LEO market, the other U.S. licensees may challenge in the future our timeliness or ability to meet the conditions of the license. If the FCC or any competing licensee is successful in challenging the conditions of the license, the FCC license could be jeopardized. Further, although we intend to meet future milestone requirements, no assurance can be given that these or any other requirements and conditions of the FCC license can be met by E-SAT or us. In the event that we cannot meet these milestone requirements, and the FCC does not waive or modify such requirements, E-SAT will lose the FCC license. Such a loss would have an immediate and significant adverse effect on our financial position and results of operations. The terms of the FCC license also require that construction, launch and operation of the NewStar System be accomplished in accordance with the technical specifications set forth in the FCC application, as amended, and consistent with the FCC's rules, unless specifically waived. During the process of constructing the NewStar System, there may be certain modifications to the design set forth in the FCC application that may necessitate regulatory approval. No assurance can be given that such modifications will be approved by the FCC.

         Assuming continued compliance, the FCC license will remain effective for ten years from the date on which we certify to the FCC that the initial satellites have been successfully placed into orbit and that the operations of such satellites conform to the terms and conditions of the FCC license.

         In addition, the NewStar System's ground transceiver to be integrated with the fixed devices must be approved by the FCC in a single authorization that, if granted, would apply to all transceivers to be operated in the U.S.

         2.       INTERNATIONAL REGULATIONS

         LANDING RIGHTS. In addition to the FCC license for operation of the NewStar System in the U.S., we will be required to seek certain "landing rights" in each country in which our ground transceivers will be located. The Company intends to utilize international clients, partners or affiliates in each country to obtain such authority. In the event we are unsuccessful in obtaining a foreign license in a particular country, we will be able to offer only one-way (broadcast from the satellite) NewStar System data and messaging services in such country. Depending on the number of proposed ground transceivers to be operating in a country, the inability to offer data messaging services to such country may materially adversely affect our business plan.

         INTERNATIONAL TELECOMMUNICATIONS UNION COORDINATION. The E-SAT System operates in frequencies that are allocated on an international basis under the authority of the International Telecommunications Union ("ITU"). The U.S., on behalf of various Little LEO service providers, pursued international allocations of additional frequencies for use by Little LEO systems. In addition to cooperation through the FCC, E-SAT will be required to engage in international coordination with respect to other satellite systems, and in some cases, with terrestrial communication systems. The purpose of this coordination is to ensure, to the maximum extent feasible, that communication systems will be able to operate without unacceptable radio frequency interference from other communication systems. This process, called "satellite coordination," takes place under the auspices of the ITU and is essentially a first come, first served process. That is, earlier filings generally establish some priority over later filings although the ITU encourages applicants to cooperate to enable as many satellite systems as possible to be implemented. While there can be no assurance that the NewStar System will successfully complete the international coordination process, most countries seek to accommodate satellite systems of other countries and historically, virtually all coordination requests have been ultimately successful. However, any delays in obtaining international satellite coordination would result in delays in our offering messaging services outside the U.S.

         No assurance can be given that the FCC or any other international organization will make any of the above approvals or licenses. (See "Regulatory Risks").



COMPETITION

         Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking to use such advances on an international scale to capture significant market share. At this time, Orbcomm Corp. has a Little LEO in operation using TDMA "narrow band" communication protocols and a "bent pipe" satellite system using thirty-eight satellites and numerous gateway earth stations. In the future, we expect that potential competitors will include other Little LEO systems, certain geosynchronous or geostationary orbit ("GEO")-based systems, certain terrestrial-based communications systems, certain LEO satellite systems operating above 1GHz (so-called "Big LEO" systems) and various medium-earth orbit ("MEO") systems.

         In addition to the license issued to our subsidiary, four other entities have been licensed by the FCC to provide Little LEO satellite services in the U.S., although no other entity has been issued a license to use CDMA communication protocols AND "store-and-forward" system designs. In 1998, the FCC's International Bureau granted licenses to Leo One USA Corporation, Final Analysis Communication Services and an additional license to Orbcomm Corp. Further in 1998, the FCC granted a license to Volunteers in Technical Assistance to transmit health, research and scientific data on a delayed basis between developing countries and the U.S.

         Based on published reports, other than Orbcomm's existing TDMA based system, we do not believe that any of the other proposed Little LEO systems will be commercially operational in the near term. We believe that we hold a substantial advantage over these potential competitors by having obtained an FCC license for the only CDMA based "store-and-forward" Little LEO system in the U.S. and by achieving international coordination of our designated frequencies through the ITU. Over the course of the next several years, we expect to obtain further advantages over these potential competitors by demonstrating that a CDMA "store-and-forward" system can offer service at lower cost than TDMA based or "bent-pipe" systems offered by the competition.

         Plans for Little LEO systems have been announced in Australia, Brazil, France, Russia, South Korea, Tonga and Uganda, although we believe that, without additional allocations of spectrum in the U.S., these systems will be unable to offer services in the U.S. nor will they be able to coordinate the use of these frequencies at the ITU.

         In addition, we believe that we will compete in certain of our market segments with existing operators and users of certain GEO-based systems such as American Mobile and Qualcomm, and companies providing services using the Inmarsat system. American Mobile offers SKYCELL mobile data services, both satellite only and "dual-mode," i.e., satellite and terrestrial, through a public data network that can reach both densely populated urban areas and sparsely populated rural areas. In 1998, American Mobile acquired Motorola's ARDIS two-way terrestrial-based wireless messaging network, which complements American Mobile's existing satellite-based voice and data communications services. This allows American Mobile to offer a hybrid solution that has the ability, among other things, to serve urban areas and to penetrate buildings. Qualcomm designs, manufactures, distributes and operates the OmniTRACS(R) Communications System, a satellite-based, two-way mobile communications and tracking system that provides messaging, position reporting and other services for transportation companies and other mobile and fixed site customers using certain GEO satellites. In addition, various companies using the Inmarsat system are providing fishing vessel and other marine tracking applications. We believe that the NewStar System will have certain advantages over these other systems including worldwide coverage and lower equipment costs.

         While we do not intend to compete in general with existing and planned terrestrial-based communications systems, in certain of our market segments we believe that we may compete with certain of these systems. SkyTel provides messaging services in cities in the U.S. and is using its messaging network to provide fixed location services, specifically utility meter reading in urban areas. Because of the inherent coverage limitations of a terrestrial-based communications system, we believe that the NewStar System will also complement these systems, which provide cost-effective services primarily in metropolitan areas where subscriber densities justify construction of radio towers. Such systems generally do not have sufficient coverage outside metropolitan areas, making them less attractive to certain market segments such as the "hard-to-access" locations that we target. We believe that the NewStar System will present an attractive complement to tower-based services because it can provide geographic gap-filler service at affordable costs without the need for additional infrastructure investment. The NewStar System's ability to serve as a geographic gap-filler may be reduced, however, as terrestrial-based communications systems expand their coverage.

         The Big LEO and MEO systems are expected to provide real time, uninterrupted service. These systems are designed primarily to provide two-way voice services that require larger, more complex satellites than our satellites and larger constellations to provide coverage. As a result, the cost of the Big LEO and MEO systems is significantly greater than those of the NewStar System. However, the marginal cost on a per-message basis of providing services similar to those we will offer could be relatively low for a Big LEO or MEO system that is unable to sell its capacity for voice services. For example, the satellite system operated by Globalstar, L.P. is expected to utilize a multi-billion dollar constellation of 48 satellites, as compared with our planned system of 6 satellites with an expected cost of approximately $120 million.

         We may also face competition in the future from companies using new technologies and new satellite systems. Our business could be adversely affected if competitors begin operations or existing or new communications service providers penetrate our targeted markets. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on our future financial condition and results of operations.

EMPLOYEES

         As of December 31, 1999, the Company had 14 full-time employees. The Company considers its relationship with its employees to be good.

                                  RISK FACTORS

DEVELOPMENT STAGE COMPANY

         We are a development stage company and as of December 31, 1999, we had no customers. Although we previously earned revenues through the sale of interests in entities which own direct broadcast satellites licenses, we have earned no significant operating revenues since our formation. Given our limited operating history and lack of revenues, no assurances can be given that we will be able to construct and implement the NewStar System, and, if implemented, to develop a sufficiently large customer base to be profitable.

INCREASING EXPENSES AND LOSSES

         We expect our operating expenses to significantly increase as the our system reaches critical stages of development. We recorded operating losses of approximately $2,996,000 for 1998 and approximately $6,029,000 for 1999, and do not anticipate any revenues during the year 2000. We expect to continue to incur substantial and increasing operating losses and negative net cash flow until our system is developed, deployed and operating in a profitable manner.

NEED FOR FUTURE CAPITAL; ANTICIPATED RESTRICTIVE CONDITIONS

         We currently estimate that we will require approximately $120 million in capital related to the construction and launch costs associated with our system. Given the risks in an undertaking of this nature, no assurances can be given that actual cash requirements will not exceed our estimates. In particular, additional capital, over and above amounts anticipated, will be required in the event that we (i) incur unexpected costs in completing the NewStar System design or encounter any unexpected technical or regulatory difficulties; (ii) incur delays and additional expenses as the result of a launch or satellite failure; (iii) are unable to enter into marketing agreements with third parties or sell our metering services; or (iv) incur any significant unanticipated expenses. The occurrence of any such events could adversely affect the ability to meet our business objectives.

         We anticipate that we will depend almost exclusively on long-term debt and equity financings to pay for our system. No assurance can be given that capital will be available to us to meet development costs or on terms acceptable to us. The issuance of additional equity securities by us will result in significant dilution of the equity interests of the current stockholders. Selling debt securities such as bonds will increase our liabilities and future cash commitments. Further it is anticipated that, in the event of a significant bond placement, bondholders would require that all of our assets, including our ownership interest in E-SAT, serve as security for the repayment of the bonds. In the event of a default on such bonds, it would be unlikely that there will be any assets remaining to be distributed to equity holders. If we are unable to obtain financing sufficient amounts necessary to complete our system and on commercially-acceptable terms, our business and future success will be adversely affected.

DEVELOPMENT CONTRACT COMMITMENTS

         In order to comply with development milestones required by the FCC license, we have entered into various development contracts including a satellite construction contract and a satellite launch contract. Entering into these and other development and service contracts are critical to the overall development of the NewStar System. The satellite construction and launch contracts require progress payments of approximately $60 million over the next 12 months. Failure to maintain these contracts would adversely affect our ability to construct the NewStar System.

         The contract with our Prime Contractor, Alcatel Space Industries, required a payment at the end of 1999 of approximately $9.1 million in cash and the equivalent of $5 million in common stock. This payment is necessary for Alcatel to continue work and trigger an effective date for our full system development schedule (the "Effective Date of Contract" or "EDC"). As of March 24, 2000, this payment has not been made, and Alcatel therefore has the right to consider this contract void. Although Alcatel has verbally indicated that it does not intend to terminate the Prime Contract, it therefore has the right to do so. Until EDC, we continue to have a direct satellite construction contract with Surrey Satellite Technology Limited. At EDC, this contract would be assigned to Alcatel. Any cancellation or termination of these contracts could result in loss of the FCC license. (See "Risk Factors--Need for Future Capital; Anticipated Restrictive Conditions").

TECHNOLOGICAL RISKS

         The design and construction of the NewStar System are subject to risks associated with a space-based communications system. Although we believe that the NewStar System is based on sound technology, its design will contain certain technology that has not been used in a commercial application. Although we will engage contractors that are experienced in the satellite and communications industry, we have no experience in developing, constructing, and operating a data communications system. The failure of the NewStar System to function as designed, or the failure of system components to function with other components or to specification could result in delays, unanticipated costs, and loss of system performance, thereby rendering the NewStar System unable to perform at the quality and capacity levels anticipated.

         In addition, future advances in the telecommunications industry could lead to new technologies, products or services competitive or superior to the products or services to be provided by us. Such technological advances could also lower the costs of other products or services that may compete with the NewStar System, resulting in pricing pressures on our products and services, which could adversely affect our results of operations.

TRANSFER OF CONTROL OF E-SAT, INC. TO US IS SUBJECT TO FCC APPROVAL

         E-SAT, Inc. has been granted an FCC license to construct, launch and operate six Little LEO satellites to provide two-way, low-cost data and messaging services in the United States. Currently, we hold a 20% interest in E-SAT with EchoStar DBS Corporation ("EchoStar") holding the remaining 80% interest. On July 30, 1999, we reached an agreement with EchoStar concerning the transfer of control of the E-SAT license from EchoStar to us, subject to regulatory approval. We intend to file an application with the FCC for their consent to the transfer of control of E-SAT. As part of the application, we may be required to demonstrate both technical and financial ability. Financial ability consists of funding the construction and launch of two satellites and the financial ability to operate the system for one year. We do not at this time have the financial ability to complete the transfer of control, if such financial ability is required. Assuming FCC approval of such transfer of control, we will hold an 80.1% interest in E-SAT, and EchoStar will hold the remaining 19.9%. In addition EchoStar will have a 20% undivided interest in the satellite transmission capacity associated with the FCC license. In the event that we are unable to obtain control of the FCC license held by E-SAT, we may be unable to obtain the financing necessary to fulfill our business objectives. (See "Risk Factors - Need for Future Capital; Anticipated Restrictive Conditions").

UNSCHEDULED DELAYS

         Delays and related increases in costs in the construction, launch and implementation of the NewStar System could result from a variety of causes, including: (i) delays encountered in the construction, integration and testing of the NewStar System; (ii) launch delays or failures; (iii) delays caused by design reviews in the event of a launch vehicle failure or a loss of satellites or other events beyond our control; (iv) further modification of the design of all or a portion of the NewStar System in the event of, among other things, technical difficulties or changes in regulatory requirements; (v) our failure to enter into agreements with marketing providers at the times or on the terms expected; and (vi) the failure to develop or acquire effective applications for use with the NewStar System. There can be no assurance that the Little LEO satellites or the data and messaging services of the NewStar System will be available on a timely basis, or at all. A significant delay in the completion of the NewStar System could erode our competitive position, could result in cancellation of the FCC license, and could have a material adverse effect on our financial condition and results of operations. (See "Risk Factors - Regulatory Risks").

LAUNCH RISKS

         Satellite launches are subject to considerable risks, including the possible failure of the launch vehicle, which may result in the loss or damage to the satellite or its deployment into an incorrect or unusable orbit. Furthermore, each launch is expected to carry three Little LEO satellites. Consequently, an unsuccessful launch could adversely affect one-half of our planned satellite constellation. We will be obtaining insurance to cover our exposure to loss in this area, but there is no assurance that the insurance will cover all incidents. (See "Risk Factors - Limited Insurance").

         We have entered into a launch services agreement with Eurockot Launch Services GmbH, Breman, Germany ("Eurockot") providing for two payload launches from a launch site in Plesetzk, Russia during specified periods. Eurockot has limited experience in launching commercial satellites. Further, it is anticipated that any launch must be approved by a governmental agency of the Russian Federation. No assurance can be given that the launches will be approved by the Russian Federation or such launches will take place as planned.

POTENTIAL SATELLITE MALFUNCTION

         A number of factors will affect the useful lives of the NewStar System's Little LEO satellites, including the quality of construction, the expected gradual environmental degradation of solar panels, the amount of fuel on board and the durability of component parts. Random failure of satellite components could result in damage to or loss of a satellite. In rare cases, satellites could also be damaged or destroyed by electrostatic storms, high levels of radiation or collisions with other objects in space. Any premature loss of satellite performance or capacity could have a material adverse effect on the efficiency of the overall system and the operation of the NewStar System.

LIMITED INSURANCE

         We expect to obtain launch insurance for each of our satellite launches and have engaged Frank Crystal & Co. and its subsidiary, International Space Brokers, Inc., Washington, D.C., to provide risk management counsel and insurance coverage for our planned Little LEO satellite constellation. This insurance would, in the event of a launch failure, provide funds for replacement launch satellites. In addition, we expect to obtain satellite replacement insurance, which would provide funds for rebuilding satellites damaged in construction, shipment or launch. In the event a covered loss occurs prior to the next event that would be subject to any such policy, we will need to satisfy the insurance underwriters that the technological or other problems associated with the covered loss have been addressed. The launch and replacement insurance marketplace is volatile and no assurance can be given that launch or replacement insurance, or both, will be available to us, or if available, will be available on terms acceptable to us. We will continue to evaluate the insurance marketplace to determine the level of risk we are willing and able to absorb internally versus the amount of risk to be transferred to third parties.

REGULATORY RISKS

         The Company's business is subject to both U.S. and international regulations and licensing. The E-SAT license has several milestone conditions, including (1) the completion of construction of the first two satellites by March 2002 and the launch of those satellites by September 2002, and (2) the construction and launch of the remaining four satellites by March 2004. Furthermore, the Company will need to secure "landing rights" in various countries where it hopes to do business. Failure to secure such foreign rights would preclude the Company from offering its full services in such countries, which would adversely affect the Company's anticipated results of operation. In addition, if the FCC fails to approve our application for consent to transfer control of the FCC license or if other technological or financial difficulties arise, we may be unable to meet our obligations under our construction and launch agreements. Any cancellation or termination of these contracts could result in loss of one or more license. (See "Regulatory Environment").

UTILITY INDUSTRY ACCEPTANCE

         Our success is largely dependent on whether utility and other related companies will contract for services utilizing the NewStar System. Although we have other proposed uses for the data messaging services, utility companies, such as gas, electrical and water utility companies, remain the primary focus of our marketing and development efforts. Although we have demonstrated the ability of Little LEO satellites to read data from ground transceivers located in meters in proof-of-concept trials with utility companies, no assurance can be given that we will be successful in completing the development and commercial implementation of automatic meter reading ("AMR") using the NewStar System. We must complete a number of technical developments and continue to expand and upgrade NewStar's System capabilities prior to implementing our AMR services on a full commercial basis. Utility companies typically go through numerous steps before making final decisions which can take up to several years to complete.

         Further, AMR utilizing satellite data messaging services is a relatively new and evolving business. It is difficult to predict the future growth of the market or the potential size of the market. Utility companies are testing products from a number of entities developing various communication technologies. The use of the NewStar System is but one possible solution for hard-to-access meter sites. No assurances can be given that we will be successful in achieving the adoption of the NewStar System or to what extent utilities will employ it. In the event that utility companies do not adopt our technology, or do so less rapidly than expected, our future results, including our ability to achieve profitability, will be materially and adversely affected.

         The development of low-cost ground transceivers to collect and transmit data from fixed devices such as meters will be important in the development of a broad utility market for NewStar's data messaging services. Ground transceivers must be manufactured and operated at a low cost in order to make NewStar's data messaging services attractive to commercial users. It is expected that the cost of ground transceivers will decline as the volume of units produced increases. We believe that we can develop a low-cost ground transceiver which requires less power to operate and will be attractive to utility and other companies that may be interested in NewStar's data messaging services. However, there can be no assurance that ground transceivers can be developed at a cost and with the capabilities that will attract a large enough commercial subscriber base for us to achieve profitability.

RELIANCE ON VENDORS AND CONSULTANTS

         We have relied on and will continue to rely on vendors and consultants that are not our employees to complete the design, construction and implementation of the NewStar System, to market its data messaging services and for representation on regulatory issues. While we believe that vendors and consultants will continue to provide the expertise necessary to complete the design and construction of the NewStar System, there can be no assurance that such vendors and consultants will be available in the future, and if available, will be available on terms deemed acceptable to us.

         In addition, we rely and will continue to rely on outside parties to manufacture parts and equipment for the NewStar System such as meters, transceivers, antennas, and other Little LEO satellite related devices. No assurances can be given that these manufacturers will be able to meet our needs in a satisfactory and timely manner or that we will be able to obtain additional manufacturers when and if necessary. A significant price increase, a quality control problem, an interruption in supply or other difficulties with third party manufacturers could have a material adverse effect on our plan of business. Further, the failure of third parties to deliver the requisite products, components, necessary parts or equipment on schedule, or the failure of third parties to perform at expected levels, could delay our deployment of the NewStar System. Any such delay or increased costs could have a material adverse effect on our business.

DEVELOPMENT OF BUSINESS AND MANAGEMENT GROWTH; KEY PERSONNEL

         We expect to experience significant and rapid growth in the scope and complexity of our business as we proceed with the development. We will need to add staff to market our services, manage operations, control the operations of the proposed satellites, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel before we begin commercial operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and train sufficient personnel for the performance of all of the functions necessary to effectively service and manage its subscriber base and business, or the failure to manage growth effectively, would have a material adverse effect on our business and financial condition.

         Our performance is substantially dependent on the performance of our executive officers and key personnel and on our ability to retain and motivate high-quality personnel. The loss of any of our key personnel, particularly Fred
W. Thompson, President, could have a material adverse effect on our business, financial condition, and operating results.

COMPETITION

         We will encounter competition from other Little LEO satellite systems, as well as from an increasingly competitive terrestrial-based communications industry. The market for collection and transmission of data from fixed devices such as meters and the potential market for other applications of data messaging services have led to substantial and increasing competition. Many of our present and future competitors using Little LEO satellites have begun to address collecting and transmitting data from the fixed devices for the utility industry and vending machine industry and have substantially greater (i) financial, marketing, technical and manufacturing resources; (ii) name recognition; and
(iii) experience than we do. Such competitors may be able to respond more quickly to new or emerging advancements in the industry and to devote greater resources to the development, promotion and sale of their products and services. While we believe that our technology is competitive and that the NewStar System has been designed to provide a data transmission service at a cost lower than our competitors' systems, no assurances can be given that such competitors, in the future, will not succeed in developing better or more cost-effective data transmission systems.

         In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that could increase their ability to reach commercial customers or subscribers of data messaging services. Further, terrestrial-based wireless communication systems are providing data messaging services to the utility industry. Such existing and future competition could affect our ability to form and maintain agreements with utility companies and other customers. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business.

PENNY STOCK REGULATIONS

         The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors (generally, institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by this rule, the broker-dealers must make a special suitability determination of the subscriber and receive the subscriber's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and affect the ability of existing stockholders to sell their shares in the secondary market.

CERTAIN ANTI-TAKEOVER PROVISIONS

         Our Certificate of Incorporation contains a fair price provision that requires a certain threshold approval by our board of directors in the event of a merger, sale of assets or other types of business combinations. In addition, our board consists of staggered three year terms, and the board of directors is authorized to issue preferred stock, the terms of which may be determined by the board of directors. These provisions may have the effect of deterring a change in control of in our management.

NO DIVIDENDS

         We have not declared or paid any dividends on our Common Stock, and do not anticipate paying any dividends for the foreseeable future. Further, it is anticipated that if we obtain bond financing, we will be restricted in our ability to declare dividends.

FLUCTUATION OF STOCK PRICE

         Our Common Stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.

DILUTIVE EFFECTS FROM OUTSTANDING WARRANTS AND OPTIONS

         The exercise of outstanding warrants and options will dilute existing shareholders. As of December 31, 1999, there were outstanding warrants and options to purchase an aggregate of 6,153,167 shares of Common Stock. The majority of the options and warrants have exercise prices at less than the current trading price of our Common Stock. Further, the outstanding options and warrants may have a detrimental impact on the terms under which we may obtain financing through a sale of our Common Stock in the future since they may hinder our ability to raise capital at a higher market price due to the dilutive effect to new investors. For these reasons, any evaluation of the favorability of market conditions for a subsequent stock offering must take into account any outstanding warrants and options.

ITEM 2.  PROPERTIES

         We have leased 4,566 square feet at a monthly rate of $14,845, for our principal offices at 100 Shoreline Highway, Suite 190A, Mill Valley, California, on a three-year lease which expires on July 31, 2003. We also have office locations in Paris and Toulouse in France on short-term leases.

ITEM 3.  LEGAL PROCEEDINGS

         The company is not a party to any legal proceedings. In July 1998, a complaint was filed in the Superior Court of California, County of Marin, by Bridge Group (HK) International, Ltd. (the "Bridge Group") against the Company's president, alleging that the Bridge Group was promised shares of the Company's common stock. The Company agreed to indemnify its president for any damages or settlement related to this lawsuit. This case was settled during 1999 by issuing 63,239 shares of the Company's common stock and paying $15,000 to the Bridge Group.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The following table sets forth the high and low bids for the Company's Common Stock during each quarter for the past two fiscal year ends as quoted on the OTC Bulletin Board. The Company's trading symbol is "DBSS."


                                                          Common Stock
                                                          ------------
Quarter Ended                                               High  Low
-------------
December 31, 1999                                           2.25  2.16
September 30, 1999                                          2.56  2.44
June 30, 1999                                               3.00  2.75
March 31, 1999                                              4.97  4.06


December 31, 1998                                           4.25  4.00
September 30, 1998                                          4.63  1.88
June 30, 1998                                               2.88  1.50
March 31, 1998                                              2.32   .50

         These quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions.

         As of December 31, 1999, the Company had 14,354,911 shares of Common Stock outstanding and approximately 443 stockholders of record. This number does not include stockholders who hold the Company's securities in street name.

DIVIDEND POLICY

         The Company has not declared or paid any cash dividends on Common Stock since its inception. The Company currently intends to retain future earnings, if any, for use in the operation and expansion of the business. The Company does not intend to pay any cash dividends on Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         We have historically recognized operating costs and expenses primarily through our twenty percent (20%) interest in E-SAT. However, effective March 31, 1998, we began recognizing all of these costs and expenses, including expenditures for the development of the Newstar system, within DBSI.

PLAN OF OPERATION

         Throughout fiscal 2000, we plan to continue the deployment of the E-SAT license and the construction of our system, subject to our success in raising adequate financing (See "Risk Factors - Need For Future Capital; Anticipated Restrictive Conditions.")

         We established a dedicated marketing and sales group in 1999 and plan to increase our marketing activities during fiscal 2000.

         We seek to satisfy our fiscal 2000 cash requirements by raising new equity and debt capital, as well as by seeking the exercise of previously issued third-party warrants and stock options. Through March 24, 2000, we committed to issue 20,833 shares of the Company's preferred stock in exchange for gross proceeds of $624,990 in cash.

RESULTS OF OPERATIONS FOR FISCAL YEARS 1999, 1998 AND 1997

REVENUES

         Our Company remains in the development stage and did not generate revenues in the last three fiscal years ended December 31, 1999, December 31, 1998 or December 31, 1997.

OPERATING EXPENSES

         Total operating expenses in 1999, 1998, and 1997 were $6,028,829, $2,995,848, and $1,682,277 respectively. These costs are related to marketing and sales expenses, general and administrative expenses, and research and development expenses.

         MARKETING AND SALES EXPENSES

         Marketing and sales expenses primarily the costs of personnel (including non-cash stock compensation) and travel. Marketing and sales expenses for 1999 were $922,623 (15.3% of operating expenses). No marketing and sales expenses were incurred in 1998 or 1997. This increase is due to the establishment of our dedicated marketing and sales group in June, 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and Administrative expenses include the costs of finance, legal, administrative and general management functions of DBSI. General and administrative expenses for 1999, 1998, and 1997 were $4,060,910 (67.4% of operating expenses), $2,198,701 (73.4% of operating expenses), and $1,472,162 (87.5% of operating expenses) respectively. The increase of $1,862,209 from 1998 to 1999 was primarily due to increased personnel costs arising from the expansion of the management team, and from non-cash stock compensation of approximately $760,000. The increase of $726,539 from 1997 to 1998 was primarily due to approximately $350,000 in stock and cash as settlement of a lawsuit against an officer of the Company, a compensation expense of $159,000 relating to options for services provided by consultants, and the expansion of our business interests in Europe and the U.S.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses represent the costs incurred to develop our system. Research and development expenses for 1999, 1998, and 1997 were, respectively, $1,045,296 (17.3% of total operating expenses), $797,147 (26.6% of total operating expenses), and $210,115 (12.5% of total operating expenses). The increase of $248,149 in 1999 compared to 1998 is due to the expansion of our research and development staff in Toulouse, France, and from non-cash stock compensation of approximately $50,000. The increase of $587,032 from 1997 to 1998 was due primarily to the issuance of the E-SAT license in April 1998 and the increased engineering and design costs not capitalized by the Company and associated with meeting the terms of the FCC license and the development of the satellite system.

         NON-CASH STOCK COMPENSATION

         In order to attract and retain personnel, we have granted options to purchase 1,913,106 shares of Common Stock at exercise prices ranging from $0.39 to $2.81 to several employees and service providers. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation of $2,490,337. This amount is being amortized over the vesting periods of the granted options, and as a result, $957,755 was recognized as non-cash stock compensation expense during 1999 in the relevant expense category as described above. No similar expenses were incurred during 1998 or 1997.

OTHER INCOME AND EXPENSES

         We experienced a non-operating gain of $113,336, consisting solely of net interest income, for the fiscal year ended December 31, 1999, an increase of $80,915 over net interest earned of $32,421 for the year ended December 31, 1998. This gain was generated from investment income arising from substantial fundraising activities during the year ended December 31, 1999. We recorded no net loss of investees in 1999, as compared to a loss of $100,143 in 1998 and a loss of $80,975 in 1997. We also recorded no gains or losses on sale of investments in 1999, compared to a loss in 1998 of $228,323 arising from the sale of Seimac, and a gain in 1997 of $5,221,063 arising from the sale of marketable securities.

NET INCOME (LOSS)

         Our net loss for the year ended December 31, 1999, was $5,915,493 compared to a net loss for the year ended December 31, 1998 of $3,293,493 and a net income for the year ended December 31, 1997 of $3,068,917. The 1997 net income was due primarily to a one-time gain on sale of marketable equity securities of approximately $6.2 million offset by operating and non-operating expenses.

LIQUIDITY AND CAPITAL RESOURCES FOR FISCAL YEARS 1999 AND 1998

         The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly expenses averaged approximately $300,000 per month during calendar year 1999 for operating, legal and consulting expenses. However, expenses will continue to increase during fiscal 2000 with the demands of increased efforts in both systems and business development. Additional capital will be necessary to expand operations or continue current operations.

         Traditionally, we have relied on equity and debt placements to finance our operations. This financing was supplemented from the sale of our interest in entities that held direct broadcast satellite licenses. We no longer have any interest in direct broadcast satellite licensees.

         From January 1, 2000 through March 24, 2000, we committed to issue 20,833 shares of the Company's preferred stock in exchange for gross proceeds of $624,990 in cash. Each share of preferred stock is convertible, at the election of the holder, into ten shares of the Company's common stock at a conversion price of three dollars per common share, or based upon the average trading price of the common stock within a specified period if the common stock is trading at less than $3.00 per share.

         During 1999, we received proceeds from the sale of common stock totaling approximately $15 million before stock issuance costs of approximately $154,000. These transactions included a private placement of 500,000 units at $3.00 per unit for an aggregate amount of $1.5 million with each unit consisting of one share of Common Stock, and one warrant to purchase one share of Common Stock at $4.00 per share; a private placement of 50,000 units at $2.50 per unit for an aggregate amount of $125,000 with each unit consisting of one share of Common Stock, and one warrant to purchase one share of Common Stock at $3.50 per share; the sale of 1,666,667 shares of the Company's common stock to two of our European contractors for a total of $5 million; proceeds in the amount of approximately $7.8 million from the exercise of warrants in exchange for 2.818 million shares of the Company's common stock; and proceeds in the amount of approximately $786,000 from the exercise of 675,228 options. These proceeds were used primarily to fund our satellite construction costs and investing activities.

         During 1998, we conducted a private placement of up to 3 million units at $2.00/unit for an aggregate amount of $6 million with each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $3.00 per share. The offering closed in October 1998, with the Company selling 2.4 million units for gross proceeds of $4.8 million before stock issuance costs of $442,500.

         We had cash and cash equivalents of $282,945 and $1,291,711 as of December 31, 1999 and 1998 respectively. We had a negative working capital of $941,527 as of December 31, 1999 and a positive working capital of $233,078 as of December 31, 1998. Until we are able to develop, construct and operate the NewStar System and derive revenues therefrom, we must continue to raise cash from outside sources for operations and for the development of the NewStar System.

         Net cash used in operating activities for the year ended December 31, 1999 was $3,681,956. This resulted from a net loss of $5,915,493, offset primarily by (1) non-cash stock compensation of $957,755, (2) the issuance of options and warrants for services rendered in the amount of $774,298, (3) the issuance of $324,391 of common stock (63,239 shares) in connection with a litigation settlement (see "Legal Proceedings"); and (4) an increase in accounts payable of $204,675 arising from increased marketing and general administrative activities in the final quarter of 1999.

         Net cash used in operating activities during 1998 was a result of the 1998 loss of $3,293,493 as offset by certain non-cash charges, a loss on sale of investment in Seimac and the equity in E-SAT losses. Cash expenditures accelerated in the fourth quarter of 1998 as we increased our level of development activity relating to the NewStar System which included a $1,000,000 payment to Alcatel. Net cash used in operating activities was $2,972,153 for the year ended December 31, 1997, which reflects an increase compared to 1996, due to the payment of accounts payable which accrued during 1996 and were paid in 1997.

         Net cash used in investing activities for the year ended December 31, 1999, was $12,413,265. This was an increase of $10,928,307 over the same period ended December 31, 1998. Approximately $10.8 million of the net cash used in investing activities was related to satellite construction payments made to our satellite contractors in Europe, and approximately $1.5 million was paid to a consultant to negotiate the terms of an agreement with EchoStar (see "Ownership Interest in E-SAT").

         Net cash used in investing activities for the year ended December 31, 1998, was $1,484,958. This net cash used represents the difference between the proceeds from the divestiture of Seimac of $199,940 less cash advances to E-SAT of $407,292 and approximately $1.3 million in progress payments relating to satellite construction costs. Net cash provided by investing activities was $4,183,565 in 1997 as we received proceeds of $3,573,677 in connection with the divestiture of our interest in Continental Satellite Corporation.

         Net cash provided by financing activities for the year ended December 31, 1999, was $15,086,455 compared to $4,554,726 for the same period ended December 31, 1998. Net cash provided by financing activities during 1999 was related primarily to the net proceeds from the sale of units of common stock, the exercise of warrants by our stockholders and the sale of common stock to two of our European contractors.

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

         In 1996, we received milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite radio units from ABB. Under this agreement, the Company was eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. We met the first four milestones of the contract and have received $400,000 in cash. The parties agreed to suspend all development under this agreement due to the expiration of the Company's agreement for the use of the Argos System on December 31 1997, and the subsequent limits placed on future commercial use of the Argos System. Therefore, such milestone payments could be subject to refund, in whole or in part.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         Factors that could cause future results to differ materially from historical results, include, in addition to other factors identified in this report, our ability to raise significant additional capital from outside sources for the development of the NewStar System, the availability of capital on commercially acceptable terms, the completion of a commercially viable NewStar System, the dependence and uncertainty of utility companies or other commercial customers to utilize such data messaging service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the NewStar System, satisfying the milestones of E-SAT's FCC license, the fulfillment of contract obligations by suppliers and other third parties, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, obtaining permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing our activities in the Little LEO satellite technology, results of the Company's financing efforts and marketing conditions, and other risk factors related to our business. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance.

         Successfully addressing the factors discussed above is subject to various risks described in this report, as well as other factors that generally affect the market for stocks of development stage, high technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The response to this item is being submitted in a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEMS 9-12.

         The information called for in Items 9-12 is hereby incorporated by reference into the Company's Proxy Statement for its annual meeting of shareholders, to be filed in 120 days of our fiscal year end.

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

Report of Independent Accountants                          F-1

Consolidated Balance Sheets                                F-2

Consolidated Statements of Operations                      F-3

Consolidated Statements of Stockholders' Equity            F-4

Consolidated Statements of Cash Flows                      F-10

Notes to Consolidated Financial Statements                 F-11

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

         (3.0)       Restated Certificate of Incorporation, effective May 28,
                     1997.

         (3.1)       Bylaws, effective February 19, 1999.

         (3.2) Certificate of Amendment of Certificate of Incorporation, effective April 28, 1999.

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

         *(10.6)     1993 Incentive Stock Option Plan for DBS Industries, Inc.

         *(10.7)     1993 Non-Qualified Stock Option Plan for Non-Employee
                     Directors of DBS Industries, Inc.

         *(10.8)     1993 Non-Qualified Stock Option Plan for Consultants of DBS
                     Industries, Inc.

         *(10.20) AXION Royalty Agreement incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 1994.

         *(10.24)    DBS Industries, Inc. $3,000,000, Three Year Convertible
                     Debenture Series B due January 12, 1999, incorporated by reference to the Company's Current Report on Form 8-K dated
                     February 1, 1996.

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

         *(10.36)    1998 Stock Option Plan.

         **(10.37)   Memorandum of Understanding Between DBS Industries and
                     Matra Marconi Space.

         **(10.38)   Letter of Intent with SAIT-Radio Holland SA.

         **(10.39)   Purchase Agreement with Astoria Capital, L.P. and Microcap
                     Partners, L.P.

         **(10.40)   Warrant Agreement with Astoria Capital, L.P. and Microcap
                     Partners, L.P.

         **(10.41)   Employment Agreement between Gregory T. Leger and DBS
                     Industries, Inc. dated March 1, 1998.

         ***(10.42)  Unit Purchase Agreement with Michael Associates.

         **(10.43)   Unit Purchase Agreement with Lodestone Capital Fund LLC,
                     Fourteen Hill Capital, LP, High Peak Limited and Michael
                     Fitzsimmons.

         ***(10.44)  Launch Services Agreement with Eurockot Launch Services
                     GmbH dated March 31, 1999. (Redacted per Confidential
                     Treatment Request)

         ***(10.45)  Satellite Construction Agreement with Surrey Satellite
                     Technology Limited dated March 31, 1999. (Redacted per
                     Confidential Treatment Request)

         (10.46) Amendment to Employment Agreement between Fred W. Thompson and DBS Industries, Inc. dated September 1, 1999.

         (10.47) Amendment to Employment Agreement between Gregory T. Leger and DBS Industries, Inc., dated September 1, 1999.

         (10.48)     Employment Agreement between Frederick R. Skillman, Jr. and
                     DBS Industries, Inc., dated July 28, 1999.

         (10.49)     Amendment to Employment Agreement between Frederick R.
                     Skillman, Jr., and DBS Industries, Inc., dated September 1,
                     1999.

         (10.50)     Employment Agreement between H. Tate Holt and DBS
                     Industries, Inc., dated June 1, 1999.

         (10.51)     Employment Agreement between Stanton C. Lawson and DBS
                     Industries, Inc., dated October 18, 1999.

         (10.52)     Employment Agreement between Randy Stratt and DBS
                     Industries, Inc., dated November 8, 1999.

         (10.53)     Prime Contract for ESAT Communications System between DBS
                     Industries, Inc., and Alcatel Space Industries dated
                     October 8, 1999, and as amended on December 22, 1999.
                     (Redacted per Confidential Treatment Request)

         (10.54) Share Purchase Agreement between EchoStar DBS Corporation, and DBS Industries, Inc., dated July 30, 1999. (Redacted per Confidential Treatment Request)

         **(21.1)    List of Subsidiaries of DBS Industries, Inc.

             (27)    Financial Data Schedule

     * Previously filed in, and incorporated by reference to, Form 10-KSB for Fiscal Years July 31, 1993, July 31, 1994, July 31, 1995, and December 31, 1995, and December 31, 1996.

    ** Previously filed with Registration Statement on Form SB-2 filed on September 16, 1998.

   *** Previously filed with Registration Statement on Form SB-2 filed on May 3, 1999.

REPORTS ON FORM 8-K

         On October 8, 1999, the Company filed a Form 8-K documenting the signing of a contract with Alcatel Space Industries for the final design, construction and delivery of the Company's constellation of six LEO satellites.

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


Dated:   March 30, 2000                    DBS INDUSTRIES, INC.


                                           By:  /s/ Fred W. Thompson
                                                --------------------
                                                FRED W. THOMPSON, President


         In accordance with the Securities Exchange Act of 1934, this Annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       NAME                              TITLE                                 DATE
FRED W. THOMPSON                         President, Chairman                              March 30, 2000
Fred W. Thompson                         Principal Executive Officer

MICHAEL T. SCHIEBER                      Director                                         March 30, 2000
Michael T. Schieber

JEROME W. CARLSON                        Director                                         March 30, 2000
Jerome W. Carlson

H. TATE HOLT                             Director                                         March 30, 2000
H. Tate Holt

JESSIE J. KNIGHT, JR.                    Director                                         March 30, 2000
Jessie J. Knight, Jr.

STANTON C. LAWSON                        Director                                         March 30, 2000
Stanton C. Lawson                        Principal Financial Officer

ROY T. GRANT
Roy T. Grant                             Director                                         March 30, 2000


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of DBS Industries, Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of DBS Industries, Inc. and Subsidiaries (a development stage company) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1999 and for the period from April 25, 1990 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

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

PricewaterhouseCoopers LLP

March 10, 2000, except for Note 13 as
to which the date is March 24, 2000
San Francisco, California

DBS INDUSTRIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                            DECEMBER 31,
                                                                                       ---------------------------
                                                                                         1999              1998
ASSETS
Current assets
    Cash and cash equivalents                                                          $ 282,945        $1,291,711
    Prepaid and other current assets                                                     114,439            71,138
                                                                                     -----------        ----------
      Total current assets                                                               397,384         1,362,849
                                                                                     -----------        ----------

Furniture and equipment, net                                                              48,211            22,527
Investments, advances and other                                                        2,370,618           855,052
Satellite construction costs                                                          12,072,873         1,272,083
Deferred stock offering costs                                                            673,500                 -
                                                                                     -----------        ----------
                                                                                      15,165,202         2,149,662
                                                                                     -----------        ----------
        Total assets                                                                $ 15,562,586        $3,512,511
                                                                                     -----------        ----------
                                                                                     -----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                   $ 478,334         $ 240,240
    Customer advances                                                                    400,000           400,000
    Accrued liabilities                                                                  460,577           489,531
                                                                                     -----------        ----------
        Total current liabilities                                                      1,338,911         1,129,771
                                                                                     -----------        ----------
Commitments (Notes 4 and 7)

STOCKHOLDERS' EQUITY
    Common stock, $0.0004 par value; 50,000,000 shares authorized;
      14,354,911 and 8,581,117 issued and outstanding at
      December 31, 1999 and 1998, respectively                                             5,762             3,452
    Capital in excess of par value                                                    26,968,174         8,511,410
    Warrants                                                                           1,890,436         1,085,500
    Note receivable from stockholder                                                     (60,000)                -
    Deferred stock-based compensation                                                 (1,532,582)                -
    Deficit accumulated during the development stage                                 (13,048,115)       (7,132,622)
    Treasury stock (0 and 51,562 shares as of December 31,
      1999 and 1998)                                                                           -           (85,000)
                                                                                     -----------        ----------
        Total stockholders' equity                                                    14,223,675         2,382,740
                                                                                     -----------        ----------
           Total liabilities and stockholders' equity                               $ 15,562,586        $3,512,511
                                                                                     -----------        ----------
                                                                                     -----------        ----------

       The accompanying notes are an integral part of these consolidated financial statements.

DBS INDUSTRIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                                                         APRIL 25,
                                                                                                           1990
                                                                                                        (INCEPTION)
                                                                                                            TO
                                                                           DECEMBER 31,                 DECEMBER 31,
                                                         -----------------------------------------
                                                             1999            1998            1997           1999


REVENUE                                                $          -    $          -   $          -    $    161,420
                                                          ---------       ---------      ---------      ----------
COST AND OPERATING EXPENSES
    Cost of revenue                                               -               -              -         127,580
    Marketing and sales                                     922,623               -              -         922,623
    General and administrative                            4,060,910       2,198,701      1,472,162      12,722,599
    Research and development                              1,045,296         797,147        210,115       4,012,014
                                                          ---------       ---------      ---------      ----------
                                                          6,028,829       2,995,848      1,682,277      17,784,816
                                                          ---------       ---------      ---------      ----------
      Loss from operations                               (6,028,829)     (2,995,848)    (1,682,277)    (17,623,396)
                                                          ---------       ---------      ---------      ----------
OTHER INCOME (EXPENSE)
    Interest,                                               113,336          32,421       (308,094)       (596,123)
    net
    Equity in loss of investees, net                              -        (100,143)       (80,975)       (512,920)
    Gain (loss) on sale of investments                            -        (228,323)     5,221,063       5,829,218
    Other, net                                                    -               -              -         (56,634)
                                                          ---------       ---------      ---------      ----------
                                                            113,336        (296,045)     4,831,994       4,663,541
                                                          ---------       ---------      ---------      ----------
Income (loss) before provision for income taxes
    and minority interests                               (5,915,493)     (3,291,893)     3,149,717     (12,959,855)
Provision for income taxes                                        -          (1,600)       (80,800)        (96,835)
                                                          ---------       ---------      ---------      ----------
      Income (loss) before minority interests            (5,915,493)     (3,293,493)     3,068,917     (13,056,690)

Minority interests in income of consolidated
    subsidiaries                                                  -               -              -           8,575
                                                          ---------       ---------      ---------      ----------
        Net income (loss)                              $ (5,915,493)   $ (3,293,493)   $ 3,068,917    $(13,048,115)
                                                          =========       =========      =========      ==========

Basic net income (loss) per share                      $      (0.45)   $      (0.47)   $      0.52
                                                          =========       =========      =========

Diluted net income (loss) per share                    $      (0.45)   $      (0.47)   $      0.49
                                                          =========       =========      =========
Weighted average number of shares of common
    stock, basic                                         13,088,723       6,979,818      5,863,261
                                                          =========       =========      =========
Weighted average number of shares of common
    stock, diluted                                       13,088,723       6,979,818      6,235,144
                                                          =========       =========      =========

    The accompanying notes are an integral part of these consolidated financial statements.

DBS INDUSTRIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                               COMMON STOCK
                                                            -------------------    CAPITAL IN
                                                                         PAR       EXCESS OF                     NOTES
                                                            SHARES      VALUE      PAR VALUE      WARRANTS     RECEIVABLE
Balance at December 31, 1990, of DBSN as restated
    pursuant to the merger on December 2, 1992                301,000     $ 120      $  46,375       $     -       $     -

Issuance of common stock for professional services
    at $1.01 to $2.14 per share                               520,000       208         47,542             -             -
Issuance of common stock for cash at $.01 to $1.00
    per share                                                 244,500        98        124,507             -             -
Stock issue costs for the twelve months ended
    December 31, 1991                                               -         -        (15,774)            -             -
Net loss for the twelve months ended December 31, 1991              -         -              -             -             -
                                                            ---------    ------      ---------       --------       -------

Balance at December 31, 1991                                1,065,500       426        202,650             -             -

Issuance of common stock for cash at $.01 to $1.00 -
    per share                                               1,317,290       527        538,998             -             -
Issuance of common stock for professional services at
    $.01 to $.10 - per share                                  214,240        86         12,338             -             -
Issuance of common stock in payment of stockholder loans:
    June 1992 at $.01 per share                               230,000        92          2,208             -             -
Net loss for the seven months ended July 31, 1992                   -         -              -             -             -
                                                            ---------    ------      ---------       --------       -------
Balance at July 31, 1992                                    2,827,030     1,131        756,194             -             -

Shares of Fi-Tek IV, Inc. from August 3, 1989
    (inception) through December 2, 1992                      817,540       327        155,450             -             -
Issuance of common stock for cash at $.01 to $3.20
    per share                                               1,313,926       527        998,088             -             -
Issuance of common stock for interest at $5.00 per share       10,000         4          4,996             -             -
Issuance of common stock for JPS common stock on
    September 11, 1992 at $.80 per share                       61,447        24         49,134             -             -
Issuance of common stock for professional services on
    September 11, 1992 at $.10 per share                        6,679         3            665             -             -
Issuance of common stock in exchange for DBSC common
    stock on October 9, 1992, at $2.00 per share                6,375         2         12,748             -             -
Redemption of 97,450 common stock warrants on
    October 2, 1992, at $8.00 per share                             -         -        (19,490)            -             -

                                                                           DEFICIT
                                                                         ACCUMULATED
                                                             DEFERRED     DURING THE                  TOTAL
                                                           STOCK-BASED    DEVELOPMENT   TREASURY   STOCKHOLDERS'
                                                           COMPENSATION     STAGE         STOCK       EQUITY
Balance at December 31, 1990, of DBSN as restated
    pursuant to the merger on December 2, 1992                  $     -   $  (219,990)     $    -   $  (173,495)

Issuance of common stock for professional services
    at $1.01 to $2.14 per share                                       -             -           -        47,750
Issuance of common stock for cash at $.01 to $1.00
    per share                                                         -             -           -       124,605
Stock issue costs for the twelve months ended
    December 31, 1991                                                 -             -           -       (15,774)
Net loss for the twelve months ended December 31, 1991                -      (115,339)          -      (115,339)
                                                             --------       ---------     ----------   --------
Balance at December 31, 1991                                          -      (335,329)          -      (132,253)

Issuance of common stock for cash at $.01 to $1.00 -
    per share                                                         -             -           -       539,525
Issuance of common stock for professional services at
    $.01 to $.10 - per share                                          -             -           -        12,424
Issuance of common stock in payment of stockholder loans:
    June 1992 at $.01 per share                                       -             -           -         2,300
Net loss for the seven months ended July 31, 1992                     -       (90,750)          -       (90,750)
                                                             --------       ---------     ----------   --------
Balance at July 31, 1992                                              -      (426,079)          -      331,246

Shares of Fi-Tek IV, Inc. from August 3, 1989
    (inception) through December 2, 1992                              -             -           -       155,777
Issuance of common stock for cash at $.01 to $3.20
    per share                                                         -             -           -       998,615
Issuance of common stock for interest at $5.00 per share              -             -           -         5,000
Issuance of common stock for JPS common stock on
    September 11, 1992 at $.80 per share                              -             -           -        49,158
Issuance of common stock for professional services on
    September 11, 1992 at $.10 per share                              -             -           -           668
Issuance of common stock in exchange for DBSC common
    stock on October 9, 1992, at $2.00 per share                      -             -           -        12,750
Redemption of 97,450 common stock warrants on
    October 2, 1992, at $8.00 per share                               -             -           -       (19,490)

    The accompanying notes are an integral part of these consolidated financial statements.


                                                              COMMON STOCK
                                                           --------------------    CAPITAL IN
                                                                         PAR       EXCESS OF                     NOTES
                                                            SHARES      VALUE      PAR VALUE      WARRANTS     RECEIVABLE
Issuance of common stock December 2, 1992, at closing
    of acquisition of DBSN as a finder's fee at $.0004
    per share                                                  25,000     $  10        $     -       $     -       $     -
Issuance of common stock for Axion common stock
    during March 1993 at $1.60 per share                       50,000        20         79,980             -             -
Issuance of common stock for DBSC common stock
    on July 2, 1993, at $1.60 per share                       133,306        53        213,238             -             -
Stock issue costs for the period from August 1, 1992
    through July 31, 1993                                           -         -         (6,374)            -             -
Net loss for the twelve months ended July 31, 1993                  -         -              -             -             -
                                                            ---------    ------      ---------       --------       -------
Balance at July 31, 1993                                    5,251,303     2,101      2,244,629             -             -

Issuance of common stock for cash at $4.00 per share
    (August 1993 through April 1994)                          102,256        41        411,943             -             -
Stock issued in exchange for 46% of JPS stock on
    November 19, 1993                                           3,379         1         10,137             -             -
Stock issued for professional services:
    January 28, 1994, at $3.60 per share                        5,331         2         19,188             -             -
    July 29, 1994, at $2.00 per share                           3,833         2          7,663             -             -
Stock issued due to exercise of warrants, at $2.00
    per share (March and April 1994)                            2,500         1          4,999             -             -
Stock issued for interest on July 31, 1994, at $2.00
    per  share                                                  1,000         -          2,000             -             -
Purchase of shares of common stock on January 28, 1994,
    at $3.20 per share                                         (1,563)        -              -             -             -
Reacquisition of common stock pursuant to sale of
    investment in Axion in May 1994, at $1.60 per share       (50,000)        -              -             -             -
Net loss for the twelve months ended July 31, 1994                  -         -              -             -             -
                                                            ---------    ------      ---------       --------       -------
Balance at July 31, 1994                                    5,318,039     2,148      2,700,559             -             -

                                                                                DEFICIT
                                                                              ACCUMULATED
                                                                 DEFERRED      DURING THE                  TOTAL
                                                                STOCK-BASED    DEVELOPMENT   TREASURY    STOCKHOLDERS'
                                                                COMPENSATION     STAGE         STOCK       EQUITY
Issuance of common stock December 2, 1992, at closing
    of acquisition of DBSN as a finder's fee at $.0004
    per share                                                   $        -         $     -      $    -       $    10
Issuance of common stock for Axion common stock
    during March 1993 at $1.60 per share                                 -               -           -        80,000
Issuance of common stock for DBSC common stock
    on July 2, 1993, at $1.60 per share                                  -               -           -       213,291
Stock issue costs for the period from August 1, 1992
    through July 31, 1993                                                -               -           -        (6,374)
Net loss for the twelve months ended July 31, 1993                       -        (755,040)          -      (755,040)
                                                                ----------        --------     ---------   ----------
Balance at July 31, 1993                                                 -      (1,181,119)          -     1,065,611

Issuance of common stock for cash at $4.00 per share
    (August 1993 through April 1994)                                     -               -           -       411,984
Stock issued in exchange for 46% of JPS stock on
    November 19, 1993                                                    -               -           -        10,138
Stock issued for professional services:
    January 28, 1994, at $3.60 per share                                 -               -           -        19,190
    July 29, 1994, at $2.00 per share                                    -               -           -         7,665
Stock issued due to exercise of warrants, at $2.00
    per share (March and April 1994)                                     -               -           -         5,000
Stock issued for interest on July 31, 1994, at $2.00
    per share                                                            -               -           -         2,000
Purchase of shares of common stock on January 28, 1994,
    at $3.20 per share                                                   -               -      (5,000)       (5,000)
Reacquisition of common stock pursuant to sale of
    investment in Axion in May 1994, at $1.60 per share                  -               -     (80,000)      (80,000)
Net loss for the twelve months ended July 31, 1994                       -         (26,909)          -       (26,909)
                                                                ----------        --------     ---------   ----------
Balance at July 31, 1994                                                 -      (1,208,028)    (85,000)    1,409,679

    The accompanying notes are an integral part of these consolidated financial statements.

                                                              COMMON STOCK
                                                            -------------------    CAPITAL IN
                                                                         PAR       EXCESS OF                     NOTES
                                                            SHARES      VALUE      PAR VALUE      WARRANTS     RECEIVABLE
Stock issued for services:
    November 30, 1994, at $1.88 per share                      10,000     $   4      $  18,796       $     -       $     -
    May 15, 1995, at $2.00 per share                           10,724         4         21,443             -             -
    July 15, 1995, at $1.60 per share                          11,373         5         18,192             -             -
Net loss for the twelve months ended July 31, 1995                  -         -              -             -             -
                                                            ---------    ------      ---------       --------       -------
Balance at July 31, 1995                                    5,350,136     2,161      2,758,990             -             -

Issuance of common stock for 1% JPS common stock
    on September 21, 1995 at $1.20 per share                    9,450         4         11,336             -             -
Issuance of common stock for 20% Seimac Limited
    common stock on December 13, 1995 at $4.00 per share      165,519        66        662,010             -             -
Issuance of common stock for professional services at
    $5.60 per share                                             2,934         1         16,427             -             -
Net loss for the twelve months ended December 31, 1995              -         -              -             -             -
                                                            ---------    ------      ---------       --------       -------
Balance at December 31, 1995                                5,528,039     2,232      3,448,763             -             -

Warrants issued on January 13, 1996, to purchase 75,000
    shares of common stock for services rendered at an
    exercise price of $7.30 per share                               -         -              -       112,500             -
Issuance of common stock for cash
    January 15, 1996, at $4.00 per share, less noncash
      issuance cost of $63,900                                200,000        80        736,020             -             -
    February 15, 1996, at $5.20 per share, less noncash
      issuance cost of $19,999                                 38,462        15        179,988             -             -
Stock issued for services
    January 1 - June 30, 1996, at $3.75 per share              22,743         9         85,277
    August 15, 1996, at $4.80 per share                         6,018         2         28,884
    September 21, 1996, at $5.60 per share                      4,821         2         26,996
    July 1 - December 31, 1996, at $2.00 per share              7,605         3         15,207
    Placement fee associated with January 15 and
      February 15, 1996, issuances settled through             19,821         8         83,891
      issuance of common stock
Net loss for the twelve months ended December 31, 1996              -         -              -             -             -
                                                            ---------    ------      ---------       --------       -------
Balance at December 31, 1996                                5,827,509     2,351      4,605,026       112,500             -

                                                                         DEFICIT
                                                                         ACCUMULATED
                                                            DEFERRED     DURING THE                  TOTAL
                                                          STOCK-BASED    DEVELOPMENT   TREASURY   STOCKHOLDERS'
                                                          COMPENSATION     STAGE         STOCK       EQUITY
Stock issued for services:
    November 30, 1994, at $1.88 per share                      $     -       $     -      $    -     $  18,800
    May 15, 1995, at $2.00 per share                                 -             -           -        21,447
    July 15, 1995, at $1.60 per share                                -             -           -        18,197
Net loss for the twelve months ended July 31, 1995                   -   (1,284,558)           -    (1,284,558)
                                                             --------      ---------    ----------   ---------
Balance at July 31, 1995                                             -   (2,492,586)    (85,000)       183,565

Issuance of common stock for 1% JPS common stock
    on September 21, 1995 at $1.20 per share                         -             -           -        11,340
Issuance of common stock for 20% Seimac Limited
    common stock on December 13, 1995 at $4.00 per share             -             -           -       662,076
Issuance of common stock for professional services at
    $5.60 per share                                                  -             -           -        16,428
Net loss for the twelve months ended December 31, 1995               -     (662,877)           -      (662,877)
                                                             --------      ---------    ----------   ---------
Balance at December 31, 1995                                         -   (3,155,463)    (85,000)       210,532

Warrants issued on January 13, 1996, to purchase 75,000
    shares of common stock for services rendered at an
    exercise price of $7.30 per share                                -             -           -       112,500
Issuance of common stock for cash
    January 15, 1996, at $4.00 per share, less noncash
      issuance cost of $63,900                                       -             -           -       736,100
    February 15, 1996, at $5.20 per share, less noncash
      issuance cost of $19,999                                       -             -           -       180,003
Stock issued for services
    January 1 - June 30, 1996, at $3.75 per share                                                       85,286
    August 15, 1996, at $4.80 per share                                                                 28,886
    September 21, 1996, at $5.60 per share                                                              26,998
    July 1 - December 31, 1996, at $2.00 per share                                                      15,210
    Placement fee associated with January 15 and
      February 15, 1996, issuances settled through                                                      83,899
      issuance of common stock
Net loss for the twelve months ended December 31, 1996               -   (3,752,583)           -    (3,752,583)
                                                             --------      ---------    ----------   ---------
Balance at December 31, 1996                                         -   (6,908,046)    (85,000)    (2,273,169)

    The accompanying notes are an integral part of these consolidated financial statements.



                                                              COMMON STOCK
                                                            -------------------    CAPITAL IN
                                                                         PAR       EXCESS OF                     NOTES
                                                            SHARES      VALUE      PAR VALUE      WARRANTS     RECEIVABLE
Stock issued for services
    January 31, 1997, at $1.69 per share                        5,088         2          8,586
    February 14, 1997, at $1.75 per share                       4,701         2          8,225
    February 28, 1997, at $2.00 per share                       7,918         3         15,834
    March 31, 1997, at $1.63 per share                            302         -            491
    April 10, 1997, at $2.00 per share                          7,500         3         14,997
    April 30, 1997, at $1.50 per share                            332         -            498
    June 30, 1997, at $1.13 per share                          14,578         6         16,394
    July 9, 1997, at $0.75 per share                           15,000         6         11,244

Net income for the twelve months ended December 31, 1997            -         -              -             -             -
                                                            ---------    ------      ---------       --------       -------
Balance at December 31, 1997                                5,882,928     2,373      4,681,295       112,500             -

Common stock issued for cash, on April 16, 1998,
    at $2.00 per share                                        102,000        41        203,959             -             -
Common stock issued upon exercise of options, on
    June 11, 1998, at $1.44 per share                          12,500         5         17,964
Common stock issued (voided) in connection with
    services rendered
    February 12, 1998, at $0.53 per share                      26,209        10         13,906
    April 1, 1998, at $3.25 per share                          10,000         4         32,496
    May 14, 1998, at $3.75 per share                           13,646         6         51,168
    May 14, 1998, at $3.75 per share                          (22,743)       (9)       (85,277)
Common stock issued for cash in August and September 1998
    at $2.00 per share net of issuance costs of $485,826    2,800,000     1,120      5,113,054
Common stock issued upon exercise of options at $0.53
    per share                                                  17,202         6          9,128
Fair value of Common Stock warrants committed to
    representing stock issuance costs                                                 (973,000)      973,000
Fair value of options granted in connection with
    services rendered                                                                  159,000

                                                                            DEFICIT
                                                                          ACCUMULATED
                                                              DEFERRED     DURING THE                  TOTAL
                                                            STOCK-BASED    DEVELOPMENT   TREASURY   STOCKHOLDERS'
                                                            COMPENSATION     STAGE         STOCK       EQUITY
Stock issued for services
    January 31, 1997, at $1.69 per share                                                                   8,588
    February 14, 1997, at $1.75 per share                                                                  8,227
    February 28, 1997, at $2.00 per share                                                                 15,837
    March 31, 1997, at $1.63 per share                                                                       491
    April 10, 1997, at $2.00 per share                                                                    15,000
    April 30, 1997, at $1.50 per share                                                                       498
    June 30, 1997, at $1.13 per share                                                                     16,400
    July 9, 1997, at $0.75 per share                                                                      11,250

Net income for the twelve months ended December 31, 1997               -     3,068,917           -     3,068,917
                                                             --------        ---------    ----------   ---------
Balance at December 31, 1997                                           -    (3,839,129)    (85,000)       872,039

Common stock issued for cash, on April 16, 1998,
    at $2.00 per share                                                 -             -           -       204,000
Common stock issued upon exercise of options, on
    June 11, 1998, at $1.44 per share                                                                     17,969
Common stock issued (voided) in connection with
    services rendered
    February 12, 1998, at $0.53 per share                                                                 13,916
    April 1, 1998, at $3.25 per share                                                                     32,500
    May 14, 1998, at $3.75 per share                                                                      51,174
    May 14, 1998, at $3.75 per share                                                                     (85,286)
Common stock issued for cash in August and September 1998
    at $2.00 per share net of issuance costs of $485,826                                               5,114,174
Common stock issued upon exercise of options at $0.53
    per share                                                                                              9,134
Fair value of Common Stock warrants committed to
    representing stock issuance costs                                                                          -
Fair value of options granted in connection with
    services rendered                                                                                    159,000

    The accompanying notes are an integral part of these consolidated financial statements.



                                                              COMMON STOCK
                                                            -------------------    CAPITAL IN
                                                                         PAR       EXCESS OF                     NOTES
                                                            SHARES      VALUE      PAR VALUE      WARRANTS     RECEIVABLE
Common stock issued for exercise of options $0.60 per          37,500        15         22,485
    share 10/1/98
Common stock returned to investees at $2.00 per share in
    October 1998                                             (400,000)     (160)      (799,840)
Common stock issued upon exercise of options $0.531 per
    share in October 1998                                      94,375        38         50,075
Common stock issued representing stock issuance costs           7,500         3         14,997
Net loss for the year ended December 31, 1998                       -         -              -             -             -
                                                            ---------    ------      ---------       --------       -------
Balance at December 31, 1998                                8,581,117     3,452      8,511,410     1,085,500             -

Common stock issued for cash
  February 1999 at $2.50, net of issuance
    costs of $2,104                                            50,000        20        122,876
  February 1999 at $3.00, net of issuance
    costs of $25,246                                          500,000       200      1,474,554
  April 1999 at $3.00 per share                             1,666,667       667      4,999,333
Common stock issued upon exercise of options
  January, March, August, and December 1999
    at $0.53 per share                                        195,227        78        103,557
  February 1999 at $0.58                                       12,625         5          7,368
  January and February 1999 at $0.60                           26,667        11         15,990
  February 1999 at $1.44                                       37,500        15         53,891
  February and March 1999 at $1.45                            200,000        80        289,920
  January, February, and March 1999 at $1.50                  195,084        78        292,548
  January 1999 at $2.80                                         8,125         3         22,747
Common stock issued upon exercise of warrants
  January 1999 at $0.50 per share                             200,000        80         99,920
  January 1999 at $1.44 per share                              11,080         4         15,923
  January and February 1999 at $1.50 per share                 64,380        26        183,251      (86,707)
  March 1999 at $2.00 per share                                 7,500         2         24,673       (9,675)
  February and March 1999 at $2.10 per share                   33,700        13        111,534      (40,777)
  January - March 1999 at $3.00 per share,
    net of issuance costs of $123,805                       2,452,000       983      7,239,689       (8,475)
  March 1999 at $3.50 per share
    net of issuance costs of $3,344                            50,000        20        172,035

                                                                            DEFICIT
                                                                          ACCUMULATED
                                                              DEFERRED     DURING THE                  TOTAL
                                                             STOCK-BASED   DEVELOPMENT   TREASURY   STOCKHOLDERS'
                                                            COMPENSATION     STAGE         STOCK       EQUITY
Common stock issued for exercise of options $0.60 per                                                     22,500
    share 10/1/98
Common stock returned to investees at $2.00 per share in
    October 1998                                                                                        (800,000)
Common stock issued upon exercise of options $0.531 per
    share in October 1998                                                                                 50,113
Common stock issued representing stock issuance costs                                                     15,000
Net loss for the year ended December 31, 1998                       -     (3,293,493)              -  (3,293,493)
                                                             --------      ---------      ----------   ---------
Balance at December 31, 1998                                        -     (7,132,622)        (85,000)  2,382,740

Common stock issued for cash
  February 1999 at $2.50, net of issuance
    costs of $2,104                                                                                      122,896
  February 1999 at $3.00, net of issuance
    costs of $25,246                                                                                   1,474,754
  April 1999 at $3.00 per share                                                                        5,000,000
Common stock issued upon exercise of options
  January, March, August, and December 1999
    at $0.53 per share                                                                                   103,635
  February 1999 at $0.58                                                                                   7,373
  January and February 1999 at $0.60                                                                      16,001
  February 1999 at $1.44                                                                                  53,906
  February and March 1999 at $1.45                                                                       290,000
  January, February, and March 1999 at $1.50                                                             292,626
  January 1999 at $2.80                                                                                   22,750
Common stock issued upon exercise of warrants
  January 1999 at $0.50 per share                                                                        100,000
  January 1999 at $1.44 per share                                                                         15,927
  January and February 1999 at $1.50 per share                                                            96,570
  March 1999 at $2.00 per share                                                                           15,000
  February and March 1999 at $2.10 per share                                                              70,770
  January - March 1999 at $3.00 per share,
    net of issuance costs of $123,805                                                                  7,232,197
  March 1999 at $3.50 per share
    net of issuance costs of $3,344                                                                      172,055

    The accompanying notes are an integral part of these consolidated financial statements.

                                                           COMMON STOCK
                                                         ------------------     CAPITAL IN
                                                                      PAR       EXCESS OF                      NOTES
                                                         SHARES      VALUE      PAR VALUE      WARRANTS      RECEIVABLE
Expiration of warrants                                                              15,730        (15,730)
Deferred stock compensation                                                      2,490,337
Options issued in connection with
    services rendered                                                              751,497
Amortization of deferred stock compensation
Warrants issued in connection with services
    rendered in November and December 1999                                                         22,800
Issuance of common stock in connection with
Litigation settlement in March 1999
    at $5.00 per share                                     63,239        25        324,391
Fair value of Common Stock warrants committed to
    representing deferred stock issuance costs                                                    673,500
    in December 1999
Warrant issued in connection with stock issuance                                  (270,000)       270,000
    costs
Note Receivable from Stockholder                                                                                (60,000)
Retirement of Treasury Stock                                                       (85,000)
Net loss for the year ended December 31, 1999
                                                        ---------    ------      ---------       --------       -------
Balance at December 31, 1999                           14,354,911    $5,762     26,968,174     $1,890,436     $ (60,000)
                                                        ---------    ------      ---------       --------       -------
                                                        ---------    ------      ---------       --------       -------

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                         DEFERRED      DURING THE                   TOTAL
                                                        STOCK-BASED    DEVELOPMENT    TREASURY   STOCKHOLDERS'
                                                       COMPENSATION      STAGE         STOCK       EQUITY
Expiration of warrants
Deferred stock compensation                             (2,490,337)                                         -
Options issued in connection with
    services rendered                                                                                 751,497
Amortization of deferred stock compensation                 957,755                                   957,755
Warrants issued in connection with services
    rendered in November and December 1999                                                             22,800
Issuance of common stock in connection with
    litigation settlement in March 1999
    at $5.00 per share                                                                                324,416
Fair value of Common Stock warrants committed to
    representing deferred stock issuance costs                                                        673,500
    in December 1999                                                                                        -
Warrant issued in connection with stock issuance                                                            -
    costs
Note Receivable from Stockholder                                                                     (60,000)
Retirement of Treasury Stock                                                            85,000              -
Net loss for the year ended December 31, 1999                           (5,915,493)               (5,915,493)
                                                         ----------     ----------    ----------   ----------
Balance at December 31, 1999                            $(1,532,582)  $(13,048,115)     $    -    $14,223,675
                                                         ----------     ----------    ----------   ----------
                                                         ----------     ----------    ----------   ----------

    The accompanying notes are an integral part of these consolidated financial statements.

DBS INDUSTRIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                  APRIL 25, 1990
                                                                                                  (INCEPTION) TO
                                                               YEAR ENDED DECEMBER 31,              DECEMBER 31,
                                                        -------------------------------------
                                                           1999           1998          1997           1999
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   USED IN OPERATING ACTIVITIES
   Net income (loss)                                    $ (5,915,493)  $(3,293,493)   $3,068,917  $  (13,048,115)
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                            15,719        73,122       126,989         446,975
     Minority interest's share of net loss                         -             -             -          (8,575)
     Noncash charges                                               -       573,999        76,293       1,084,545
     Amortization of stock-based compensation                957,755             -             -         957,755
     Issuance of options and warrants for services           774,298             -             -         774,298
       rendered
     Issuance of common stock in connection
      with litigation settlement                             324,391             -             -         324,391
     Equity in loss of investees, net                              -       100,143        80,875         529,972
     Loss (gain) on sale of investments                            -       228,323    (5,221,063)     (5,829,218)
     Allowance for losses on advances                              -       216,932             -         216,932
     Common stock issued as payment for interest                   -             -             -           7,000
     Decrease (increase) in accounts receivable and
      other assets                                           (43,301)       48,127       (50,320)        (95,235)
     Increase (decrease) in accounts payable                                                                   -
      accrued liabilities                                    204,675      (108,264)   (1,053,843)        609,915
     Increase in customer advances                                 -             -             -         400,000
                                                       -------------   -----------    ----------     -----------
        Net cash used in operating activities             (3,681,956)   (2,161,111)   (2,972,152)    (13,629,360)
                                                       -------------   -----------    ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investment                                -       199,940             -       1,099,940
   Proceeds from Loral settlement                                  -             -     3,573,677       3,573,677
   Purchase of fixed assets                                  (34,394)       (5,523)            -        (145,441)
   Satellite construction payments                       (10,800,790)   (1,272,083)            -     (12,072,873)
   Organization costs                                              -             -             -         (28,526)
   Advances to officer                                       (60,000)            -             -         (91,187)
   Purchase of interest in Continental                             -             -             -      (2,292,409)
   Investments and advances                               (1,518,081)     (407,292)      309,888      (2,726,807)
   Net assets of purchased subsidiaries                            -             -             -        (147,500)
   Cash transferred from Fi-Tek IV, Inc. pursuant to                                                           -
   the merger and reorganization                                   -             -             -         156,648
   Cash of divested subsidiary                                     -             -             -            (277)
   Purchase of patents                                             -             -             -         (18,251)
   Proceeds from repayment of advances to affiliate                -             -             -         152,500
   Restricted cash on credit line                                  -             -       300,000         300,000
                                                       -------------   -----------    ----------     -----------
        Net cash provided by (used in) investing         (12,413,265)   (1,484,958)    4,183,565     (12,240,506)
           activities                                  -------------   -----------    ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of borrowing under credit line                        -             -      (295,000)       (300,000)
   Issuance of debentures                                          -             -       107,501       4,817,501
   Issuance of common stock                               15,240,555     4,997,226             -      23,391,297
   Redemption of common stock warrants                             -             -             -         (19,490)
   Stock issue costs                                        (154,100)     (442,500)            -        (653,835)
   Purchase of shares                                              -             -             -          (5,000)
   Payment of debentures                                           -             -    (1,043,445)     (1,168,445)
   Proceeds from stockholders' loans                               -             -       149,750         442,750
   Payment of stockholders' loans                                  -             -      (149,750)       (351,967)
                                                       -------------   -----------    ----------     -----------
        Net cash provided by (used in) financing          15,086,455     4,554,726    (1,230,944)     26,152,811
        activities                                     -------------   -----------   ----------      -----------
Net increase (decrease) in cash                          (1,008,766)       908,657      (19,531)         282,945
Cash and cash equivalents, beginning of period             1,291,711       383,054       402,588               -
                                                       -------------   -----------    ----------     -----------
Cash and cash equivalents, end of period                  $  282,945    $1,291,711     $ 383,057     $   282,945
                                                       -------------   -----------    ----------     -----------
                                                       -------------   -----------    ----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest                                                $   4,672       $     -     $  11,456      $   24,892
                                                       -------------   -----------   ----------      -----------
                                                       -------------   -----------    ----------     -----------
   Income taxes                                             $      -       $     -     $   1,600        $      -
                                                       -------------   -----------   ----------      -----------
                                                       -------------   -----------    ----------     -----------

    The accompanying notes are an integral part of these consolidated financial statements.

DBS INDUSTRIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1.   ORGANIZATION AND BASIS OF PRESENTATION

     These consolidated financial statements include the accounts of DBS Industries, Inc. (the "Company"), and its wholly-owned subsidiaries, Global Energy Metering Service, Inc. ("GEMS"), and NewStar Limited ("NewStar"). Intercompany transactions and balances have been eliminated in consolidation.

     The Company was organized as a Delaware corporation on August 3, 1989. Since inception the Company has been in the development stage. The Company's current business plan is to develop a data communication service using a constellation of low earth orbit satellites and the internet. The Company's financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these consolidated financial statements. Accordingly, the Company has relied primarily upon obtaining equity capital and debt financing to support its operations.

     The Company does not expect revenue to exceed costs and expenses in 2000 and, accordingly, will continue to incur losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing alternatives. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. During fiscal 1999, the Company raised approximately $15 million from warrant exercises and sale of shares of common stock. However, the Company will need substantial additional capital, at least $100 million, to construct its proposed satellite constellation. Such financing is likely to result in a significant dilution in the equity interests of the current stockholders. The construction of the first two of the six planned satellites was required to commence by April 1999 pursuant to the terms of the Federal Communications Commission (FCC) license granted to E-SAT. The Company notified the FCC that it has achieved this milestone by entering into a construction contract on March 31, 1999. These financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

     GEMS is a Delaware corporation in the development stage whose primary activity has been the development of satellite and radio systems for use in automating the control and distribution of gas and electric power by utility companies. GEMS had no significant activity during fiscal 1999.

     The Company's investments in E-SAT Corporation, in which the Company has an ownership interest of 20%, are accounted for using the equity method. The Company's investment in EchoStar Communication, Inc. (EchoStar) and interest in Continental Satellite Corporation were disposed of during 1997 (see Notes 3 and 6) and its interest in Seimac Limited was disposed of during 1998 (see Note 3).

     In January 1998, the Company created NewStar Limited, a wholly-owned subsidiary organized under the Laws of the Republic of Bermuda.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Hereafter, unless otherwise specified, all references to the "Company" include DBS Industries, Inc. and its wholly-owned subsidiaries.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the recoverability of satellite construction costs and the investment in E-SAT. Actual results could differ from those estimates.

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

         SATELLITE CONSTRUCTION COSTS

         Satellite construction costs will be depreciated over the useful economic lives of the satellites once they enter into service.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company reviews satellite construction costs and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impact as of December 31, 1999.

         GOODWILL

         Goodwill is amortized using the straight-line method over five years. Amortization expense charged to operations for the years ended December 31, 1999, 1998 and 1997, was $2,515, $5,564, and $20,715 respectively.

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

         NET EARNINGS (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings (loss) per share. Under these standards, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects diluted effects of all outstanding common stock equivalents. Options and warrants are excluded from the EPS calculation in loss years due to their antidilutive effect. The following table summarizes options and warrants outstanding:

                                                         YEAR ENDED DECEMBER 31,
                                               1999              1998              1997
                                          --------------------------------------------------
Options and warrants (excluded
    from) included in EPS calculation        (6,153,167)       (6,220,695)         1,748,938

Price range                               $0.40 - $5.60     $0.40 - $5.60      $0.39 - $5.60

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

         SEGMENT REPORTING

         Effective May 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that an enterprise report financial and description information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has determined that they operate in a single segment as defined by SFAS 131. Adoption of this standard does not affect the Company's results of operations or financial position.

         COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for reporting and display of comprehensive income and its components and is effective for periods beginning after December 15, 1997. The Company's comprehensive income approximated net income for all periods presented.

3.   INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

     Following is a summary of the Company's significant investment activities:

         DIRECT BROADCASTING SATELLITE CORPORATION (DBSC)

         DBSC is one of nine permittees of the Federal Communications Commission for Direct Broadcast Satellite (DBS) services. As of December 31, 1996, the Company owned approximately 25% of the common stock of DBSC. The Company accounted for its investment using the equity method.

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

         E-SAT, INC. (E-SAT)

         In October 1994, the Company and EchoStar formed E-SAT for the purpose of filing with the FCC for a license to operate a low earth orbit satellite system. E-SAT filed with the FCC on November 16, 1994. The Company holds a 20% interest in E-SAT. The Company's total investments in, and advances to, E-SAT were $851,490 as of December 31, 1999 and 1998. The investment is accounted for using the equity method. The Company's equity in losses of E-SAT for the years ended December 31, 1999 and 1998, were $0 and $134,524, respectively.

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

         On July 30, 1999, the Company entered into an agreement with EchoStar under which it will receive 60.1% of E-SAT's shares from EchoStar in exchange for consideration, including the grant of rights to use up to 20% of the satellite capacity of the E-SAT system by EchoStar. As a result of this transaction, the Company will own 80.1% of the E-SAT shares. This share purchase agreement is subject to approval by the FCC. In connection with the negotiations of the share purchase agreement with EchoStar, the Company paid $1,517,187 to a consultant during 1999 and capitalized such costs in the E-SAT investment account.

         SEIMAC LIMITED

         On November 30, 1995, the Company acquired 232,829 shares representing 20% of the voting shares of common stock of Seimac Limited, a Canadian company, pursuant to a stock purchase and exchange agreement in exchange for 165,519 shares of common stock of the Company, valued at $662,010. The Company's investments of $662,010 was $464,255 in excess of the Company's proportionate share of the net book value of Seimac as of November 30, 1995. This excess is being amortized over a period of five years. The amortization of this excess book value amounted to $30,949 and $92,851 for the years ended December 31, 1999 and 1998. This investment is accounted for using the equity method.

         For the year ended December 31, 1998, the Company has recorded its proportionate share of Seimac Limited's net income of $34,381.

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

         On January 22, 1996, Loral Aerospace Holdings, Inc., a Continental common stockholder (the plaintiff), filed a complaint in the Superior Court of the State of California against Continental and its stockholders alleging that the common shares purchased by the Company were improperly issued and, therefore, should be voided. On May 16, 1996, the Court ruled that the Continental shares were invalidly issued. However, the Court also rule that the Company was not without equitable remedy and allowed the Company to commence an action against Loral.

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

4.   SATELLITE CONSTRUCTION COSTS

     During the construction of the System, the Company is capitalizing all design, engineering, launch and construction costs. Such costs amounted to approximately $12 million as of December 31, 1999.

     On December 15, 1998, the Company and Alcatel entered into a Memorandum of Understanding and authorization to proceed ("MOU") pursuant to which Alcatel would become the General Contractor for the design, construction and launch services for the Company's planned low earth orbit satellites. Upon signing of the MOU, the Company made a $1 million advance payment to Alcatel.

     In January and February 1999, the Company made additional payments to Alcatel totaling $1 million.

     On March 31, 1999, the Company signed construction and launch contracts with Surrey Satellite Technology Limited ("Surrey") and Eurockot, respectively, and made advance payments of $7.8 million in April 1999 and $2.0 million in July 1999. Total payments under these cancelable contracts will amount to approximately $47 million through January 2001. In July 1999, the Company, Surrey and Eurockot reached agreements under which $3.2 million of the required milestone payments due in July 1999 totaling $4.8 million were deferred to yet to be agreed upon dates.

     On October 8, 1999, the Company and Alcatel entered into an agreement under which Alcatel will serve as prime contractor for the construction of the Company's low earth orbit satellite communications system. This agreement becomes effective upon the Company's payment of $14.1 million to Alcatel.

5.   CUSTOMER ADVANCES

     The Company's wholly-owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. As of December 31, 1998, this purchase order had been suspended by both parties when the Argos System became unavailable. The $400,000 in milestone payments received are reported as customer advances on the accompanying balance sheet. These milestone payments could be subject to refund in whole or in part.

6.   RETIREMENT OF CONVERTIBLE DEBENTURES

     On August 29, 1997, the Company completed an agreement with EchoStar to retire three convertible debentures in the principal amount of $4,640,000 with accrued interest of $722,811 and certain legal fees and other expenses related to the transaction. In exchange for EchoStar's retirement of the debt, the Company transferred back to EchoStar 270,414 shares of EchoStar Class A common stock and made a cash payment of approximately $936,000 from the proceeds of its settlement with Loral (Note 3). The value of the EchoStar shares was determined based on a per share price of $16.57 which represented the closing bid price on August 27, 1997, the date the parties initially agreed to the terms of the transaction.

7.       COMMITMENTS

         OPERATING LEASES

         The Company and its wholly-owned subsidiaries lease their facilities under noncancelable operating leases which run concurrently and expire in July 2003. Minimum future rental payments under the leases, are as follows:


   YEAR ENDING
   DECEMBER 31,
      2000                                                 $ 178,128
      2001                                                   178,128
      2002                                                   178,128
      2003                                                   103,908
                                                        -------------
                                                           $ 638,292
                                                        -------------
                                                        -------------

         Total rent expense was $150,084 and $82,615 for the years ended December 31, 1999 and 1998, respectively.

         OTHER

         Refer to Note 4 for certain contract commitments.

8.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         The Company's Certificate of Incorporation, as amended in 1999, authorizes the issuance of 50,000,000 shares of common stock with a par value of $0.0004 per share. Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. Cumulative voting of the election of directors is not permitted by the Certificate of Incorporation.

         PREFERRED STOCK

         The Company's Certificate of Incorporation, as amended in 1999, authorizes the issuance of 5,000,000 shares of preferred stock with par value of $0.0004 per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company as of December 31, 1999.

         EQUITY TRANSACTIONS WITH NON-EMPLOYEES

         On January 13, 1996, the Company issued warrants for the purchase of 75,000 shares of the Company's Common Stock at an exercise price of $7.30. On December 31, 1997, the Company replaced these with new warrants at an exercise price of $1.44. These warrants were issued for services rendered and are exercisable through January 2006. As of December 31, 1999, none of these warrants have been exercised.

         On July 9, 1997, the Company issued warrants for the purchase of 200,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. These warrants were issued in connection with a $100,000 short-term loan made by a stockholder of the Company. As of December 31, 1997, the loan had been repaid. These warrants were exercised during 1999.

         In April 1998, the Company granted options to two consulting firms to purchase 400,000 and 233,334 shares of the Company's Common Stock at prices of $1.45 and $1.50 per share, respectively. These options have terms of five years and vest over a one year period.

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

         Under the terms of the above stock offerings, the Company registered such shares and warrants in November 1998.

         In February 1999, the Company issued (a) 500,000 units each consisting of a share of Common Stock at a price of $3.00 per share and a warrant to purchase a share of Common Stock at an exercise price of $4.00, (b) 50,000 units consisting of a share of common stock at a price of $2.50 per share and a warrant to purchase a share of common stock at an exercise price of $3.50. Sale of these units resulted in gross proceeds to the Company of approximately $1.6 million. In connection with this offering, the Company granted warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $3.75. Such grant represented stock issuance costs and therefore, its fair value of $270,000 was recorded as an offset against the proceeds of the offering.

         In March 1999, the Company received proceeds of approximately $7.5 million from the exercise of warrants to purchase 2.5 million shares of the Company's Common Stock.

         During April 1999, Surrey and Eurockot purchased 1,666,667 shares of the Company's Common Stock for a total $5 million in cash.

         During 1999, the Company granted options and warrants to purchase 347,273 shares of the Company's common stock at exercise prices ranging from $0.79 to $2.75 to several service providers. The fair value of such options and warrants, which amounted to approximately $774,000, was recorded as an expense during 1999. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 100%, expected life of 10 years for options and 2 to 3 years for warrants, risk free interest of 5% to 6% and underlying stock prices equal to fair market value at the time of grant.

         In December 1999, the Company granted warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $2.81 per share to a financial institution as consideration for its efforts to help raise capital. The fair value of such warrants of $674,000 was recorded as a long term asset and will be offset against proceeds once they are received. The fair value of the warrants was estimated on the date of grant using the Black-Scholes model with volatility of 100%, expected life of 3 years, risk-free interest rate of 5% and fair market value of the common stock of $2.25 per share.

         During 1999, the Company received proceeds of $598,526 from the exercise of options to purchase 425,084 shares of the Company's Common Stock, and proceeds of $320,768 from the exercise of warrants to purchase 324,160 shares of the Company's common stock.

         EQUITY TRANSACTIONS WITH EMPLOYEES

         In February 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) to consolidate its three existing plans. In May 1998, the Company adopted the 1998 Stock Option Plan ("the 1998 Plan"), which provides for the issuance of a maximum of 500,000 shares of the Company's Common Stock. Provisions of the 1996 and 1998 Plans are substantially similar to those of the earlier plans. The overall purpose of the 1996 and 1998 Plans is to advance the long-term interest of the Company by motivating its employees, directors and consultants with the opportunity to obtain an equity interest in the Company and to attract and retain such persons upon whose judgements the success of the Company largely depends.

         Eligible employees, directors and consultants can receive options to purchase shares of the Company's Common Stock at a price generally not less than 100% of the fair market value of the common stock on the date of the grant of incentive stock options. Nonqualified and nonplan options may be granted at a price lower than fair market value. The options granted under the 1996 and 1998 Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over (i) one year in the case of directors and consultants, and

         (ii) up to a five-year period in the case of employees. Shares sold under the 1996 and 1998 Plans are subject to various restrictions as to resale.

         In February 1997, the Company completed a stock option repricing program in which 1,119,646 stock options, originally issued with exercise prices ranging from $1.60 to $6.00 per share, were reissued with an exercise price of $1.44 per share, which approximated fair market value.

         In December 1997, the Company completed a second voluntary stock option repricing program in which approximately 1,135,726 stock options, originally issued with an exercise price of $1.44 per share were reissued with exercise prices ranging from $0.53 to $0.58 per share. The Company has maintained the vesting schedule from the original grants.

         In addition, the Company granted non-plan options to certain employees in connection with their employment agreements.

         Information with respect to plan and non-plan activity is set forth below:

                                                    OUTSTANDING OPTIONS
                                  --------------------------------------------------------
                                                                                   WEIGHTED
                                                                                   AVERAGE
                                  NUMBER OF        PRICE PER        AGGREGATE      EXERCISE
                                   SHARES            SHARE            PRICE         PRICE
Balance, December 31, 1997           1,418,233   $0.40 - $5.60      $  1,271,648        0.90

    Granted                            787,500   $0.53 - $2.19           569,329        0.78
    Exercised                         (161,577)  $0.53 - $1.44           (99,722)       0.62
    Terminated                               -         -                       -           -
                                    ----------                       -----------
Balance, December 31, 1998           2,044,156   $0.40 - $5.60         1,741,255

    Granted                          2,149,700   $0.39 - $5.50         2,759,768        1.33
    Exercised                         (280,144)  $0.53 - $2.80          (203,695)       0.73
    Terminated                         (10,340)      $0.53                (5,491)       0.53
                                    ----------                       -----------
Balance, December 31, 1999           3,903,372   $0.39 - $5.60      $  4,291,837
                                    ----------                       -----------
                                    ----------                       -----------

         The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                                                                           OPTIONS
                                     OPTIONS OUTSTANDING                  EXERCISABLE
                           ------------------------------------     ------------------------
                                         WEIGHTED
                                          AVERAGE
                                         REMAINING    WEIGHTED                      WEIGHTED
                                        CONTRACTUAL    AVERAGE                      AVERAGE
    RANGE OF               NUMBER          LIFE       EXERCISE        NUMBER        EXERCISE
EXERCISE PRICE           OUTSTANDING      (YEARS)       PRICE       EXERCISABLE      PRICE
$0.53 - $0.75                1,643,659         7.08      $  0.57        1,384,517     $  0.55
$1.08 - $1.67                2,038,501         9.41         1.31          638,084        1.32
$2.00 - $2.86                  164,928         8.09         2.33          164,928        2.33
$5.50 - $5.60                   56,284         8.13         5.51           56,284        5.51
                            ----------                                -----------
                             3,903,372                                  2,243,813
                            ----------                                -----------
                            ----------                                -----------

         The stock based compensation for the twelve months ended December 31, 1999 of $957,755 has been allocated across the relevant functional expense categories within operating expense as follows:



            Marketing and sales                     $ 153,324
            General and administrative                756,035
            Research and development                   48,396



         The Company accounts for employee and board of director stock options in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123.

         Under APB No. 25, compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options at the measurement date, which in the case of employee stock options is typically the date of grant. For financial reporting purposes, the Company has determined that the deemed fair market value on the date of grant of certain employee stock options was in excess of the exercise price of the options. This amount is recorded as deferred compensation and is classified as a reduction of stockholders' equity and is amortized as a charge to operations over the vesting period of the applicable options. The vesting period is generally four years. The fair value per share used to calculate deferred compensation was derived by reference to the preferred stock values and the Company's initial public offering price range. Consequently, the Company recorded deferred stock compensation of $0 and $2,490,337 during the year ended December 31, 1998 and 1999, respectively. Amortization recognized for the year ended December 31, 1998 and 1999 totaled $0 and $957,755, respectively.

         The weighted average fair value of the options granted or modified for the years ended December 31, 1999 and 1998 was $0.90 and $0.68, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               1999              1998              1997
         Risk free interest rate                5.5%              5.7%              5.7%
         Expected life                      4 years           4 years           4 years
         Volatility                             100%              227%               80%
         Dividend yield                           -                 -                 -

         The following pro forma net income (loss) information has been prepared following the provisions of SFAS No. 123:

                                                             DECEMBER 31,
                                            -------------------------------------------------
                                               1999              1998              1997
Net income (loss)
    As reported                             $ (5,915,493)     $ (3,293,493)        $3,068,917
    Pro forma                               $ (6,252,010)     $ (3,713,942)        $1,793,791

Net income (loss) per share
    As reported                                 $  (0.45)         $  (0.47)          $   0.49
    Pro forma                                   $  (0.48)         $  (0.53)          $   0.29

9.   RELATED PARTY TRANSACTIONS

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

     Refer to Notes 3 and 6 for disclosures regarding related party transactions with EchoStar.

10.  INCOME TAXES

     The provision for income taxes for all periods presented relates to current minimum taxes.

     The estimated tax effect of significant temporary differences and carryforwards that gave rise to deferred income tax assets as of December 31, 1999 and 1998, is as follows:

                                                    1999                           1998
                                          --------------------------     ----------------------------
                                           FEDERAL         STATE          FEDERAL         STATE
Deferred tax assets:
    Net operating loss carryforwards      $  3,439,000     $ 602,000     $  1,785,000     $ 305,000
    Research and development credit
      carryforwards                            147,000             -          115,000             -
    Excess of tax over book basis of
      investments, deferred
      compensation, and other                   64,000        12,000           10,000         1,500
                                           -----------      --------       ----------      --------
    Deferred tax assets                      3,650,000       614,000        1,910,000       306,500
    Valuation allowance                     (3,650,000)     (614,000)      (1,910,000)     (306,500)
                                           -----------      --------       ----------      --------
        Net deferred tax assets              $       -       $     -        $       -       $     -
                                           -----------      --------       ----------      --------
                                           -----------      --------       ----------      --------

     Due to the uncertainty of realization, a valuation allowance has been provided to offset the net deferred tax assets. The increase in the valuation allowance was approximately $2,047,500 and $1,293,500 during the years ended December 31, 1999 and 1998, respectively. The provision for income taxes differs from the amount which would arise by applying the combined statutory income tax rate of approximately 40% due to changes in the deferred tax valuation allowance.

     As of December 31, 1999, the Company has net operating loss carryforwards of approximately $10,114,000 and $9,800,000 for federal income tax purposes and California state franchise tax purposes, respectively. The Company also has research and development credit carryforwards. Such carryforwards expire in varying amounts between 2000 and 2020.

     As a result of changes enacted by the 1986 Tax Reform Act, utilization of net operating loss and tax credit carryforwards may be limited due to equity transactions occurring on or after May 6, 1986.

11.  RISKS AND UNCERTAINTIES

     The Company periodically maintains cash balances at banks in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

12.  SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

     During the years ended December 31, 1999, 1998 and 1997, the following noncash activities occurred:

     - During 1997, the Company issued 55,419 of its shares of Common Stock to certain individuals in consideration for services rendered. These shares were valued at $76,293.

     - On January 23, 1997, the Company elected to exchange all of its 401,107 DBSC shares for 270,414 shares of EchoStar common stock which were valued at approximately $539,000 and $6,760,000, respectively.

     - On August 29, 1997, the Company settled all principal and accrued interest balances outstanding under its convertible debentures, in exchange for 270,414 shares of EchoStar common stock and a cash payment of approximately $936,000.

     - In April 1998, the Company granted options to two consulting firms to purchase 700,000 shares of the Company's Common Stock. The Company recorded a compensation charge of $159,000 in connection with this transaction during 1998.

     - The Company issued 728,000 warrants to purchase shares of Common Stock to certain individuals for services rendered in connection with the placement of the September 1998 sales of the Company's Common Stock. These warrants were valued at $973,000 and were offset against the proceeds.

     - The Company issued a warrant to purchase 500,000 shares of the Company's common stock in exchange for efforts to help raise capital. The fair value of the warrant of $673,000 was capitalized as a long term asset and will be offset against proceeds, once they are received.

     - The Company issued a warrant to purchase 75,000 shares of the Company's common stock to a financial institution as consideration for its effort to help raise capital. The fair value of $270,000 was offset against the proceeds from the issuance of stock.

13.  SUBSEQUENT EVENT

     As of March 24, 2000, the Company committed to issue 20,833 shares of the Company's preferred stock in exchange for gross proceeds of $624,990 in cash. Each share of preferred stock is convertible, at the election of the holder, into ten shares of the Company's common stock at a conversion price based upon a $3.00 per common share price, or the average trading price of the common stock within a specified period if the common stock is trading at less than $3.00 per share.

Deferred
Stock