Form 10QSB
period 2000-03-31
DBS INDUSTRIES INC
filed 2000-05-15
CIK 857502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                   FORM 10-QSB

                            -------------------------


           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---  SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________



                           Commission File No. 0-28348



                              DBS INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                 84-1124675
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)


                        100 Shoreline Highway, Suite 190A
                             Mill Valley, CA 94941
                    (Address of principal executive offices)

                                 (415) 380-8055
                          (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                  No
                              ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Securities:       Common Stock, $.0004 Par Value

Shares Outstanding as of April 30, 2000:    14,460,557

Transitional Small Business Disclosure Format:  Yes:           No:  X
                                                     ---           ---

                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................1

ITEM  1.  Financial Statements.................................................1

Condensed Consolidated Balance Sheets:
As of March 31, 2000 (unaudited) and December 31, 1999.........................1

Condensed Consolidated Statements of Operations (unaudited):
For the Three Months Ended March 31, 2000 and March 31, 1999
and for the period from April 25, 1990 (Inception) to March 31, 2000...........2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Three Months Ended March 31, 2000 and March 31, 1999
and for the period from April 25, 1990 (Inception) to March 31, 2000 ..........3

Notes to Condensed Consolidated Financial Statements.........................4-7

ITEM  2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................8-11

PART II - OTHER INFORMATION...................................................12

ITEM  1. Legal Proceedings....................................................12

ITEM  2. Recent Sales in Unregistered Securities..............................12

ITEM  4. Submission of Matters to a Vote of Security Holders..................12

ITEM  6. Exhibits and Reports on Form 8-K.....................................12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      March 31,     December 31,
                                                        2000            1999
                                                     (Unaudited)
                                                     -----------    ------------

Current assets:
     Cash and cash equivalents                      $    351,574   $    282,945
     Prepaid and other current assets                     80,336        114,439
                                                    ------------   ------------

       Total current assets                              431,910        397,384
                                                    ------------   ------------

Furniture and equipment, net                              46,321         48,211
Investments, advances and other                        2,369,989      2,370,618
Satellite construction costs                          12,108,320     12,072,873
Deferred stock offering costs                            673,500        673,500
                                                    ------------   ------------

                                                      15,198,130     15,165,202
                                                    ------------   ------------

              Total assets                          $ 15,630,040   $ 15,562,586
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $    363,277   $    478,334
     Customer advances                                   400,000        400,000
     Accrued liabilities                                 973,273        460,577
                                                    ------------   ------------

       Total current liabilities                       1,736,550      1,338,911
                                                    ------------   ------------

Stockholders' equity:
     Preferred stock, $0.0004 par value; 5,000,000
       shares authorized; 29,564 issued and
       outstanding at March 31, 2000                          12           --
     Common stock, $0.0004 par value; 50,000,000
       shares authorized; 14,453,958 and
       14,354,911 issued and outstanding at
       March 31, 2000 and December 31, 1999,
       respectively                                        5,801          5,762
     Capital in excess of par value                   27,921,481     26,968,174
     Warrants                                          1,885,096      1,890,436
     Note receivable from stockholder                    (60,000)       (60,000)
     Deferred stock-based compensation                (1,285,303)    (1,532,582)
     Deficit accumulated during the development
       stage                                         (14,573,597)   (13,048,115)
                                                    ------------   ------------
         Total stockholders' equity                   13,893,490     14,223,675
                                                    ------------   ------------

              Total liabilities and stockholders'
                equity                              $ 15,630,040   $ 15,562,586
                                                    ============   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  April 25, 1990
                                          Three Months Ended      (Inception) to
                                               March 31,             March 31,
                                          2000           1999          2000
                                     -------------  -------------  -------------

Revenue                              $       --     $       --     $    161,420
                                     ------------   ------------   ------------

Cost and operating expenses:
   Cost of revenue                           --             --          127,580
   Marketing and sales                    362,500           --        1,285,123
   General and administrative             987,833        898,042     13,710,432
   Research and development               174,707        220,601      4,186,721
                                     ------------   ------------   ------------
                                        1,525,040      1,118,643     19,309,856
                                     ------------   ------------   ------------
     Loss from operations              (1,525,040)    (1,118,643)   (19,148,436)
                                     ------------   ------------   ------------

Other income (expense):
   Interest, net                            1,279         12,369       (594,844)
   Equity in loss of investees, net          --             --         (512,920)
   Gain on sales of investments              --             --        5,829,218
   Other, net                              (1,721)          --          (58,355)
                                     ------------   ------------   ------------
                                             (442)        12,369      4,663,099
                                     ------------   ------------   ------------
     Loss before provision
      for income taxes and
      minority interests               (1,525,482)    (1,106,274)   (14,485,337)

Provision for income taxes                   --             --          (96,835)
                                     ------------   ------------   ------------

     Loss before minority interests    (1,525,482)    (1,106,274)   (14,582,172)

Minority interests in income of
   consolidated subsidiaries                 --             --            8,575
                                     ------------   ------------   ------------

     Net loss                        $ (1,525,482)  $ (1,106,274)  $(14,573,597)
                                     ============   ============   ============

Basic net loss per share             $      (0.11)  $      (0.11)
                                     ============   ============

Diluted net loss per share           $      (0.11)  $      (0.11)
                                     ============   ============

Weighted average number of
   shares of common stock, basic       14,378,881      9,632,620
                                      ===========   ============

Weighted average number of
   shares of common stock, diluted     14,378,881      9,632,620
                                      ===========   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   April 25, 1990
                                                         Three Months Ended        (Inception) to
                                                              March 31,               March 31,
                                                         2000           1999            2000
                                                     ------------   -------------  -------------

Reconciliation of net loss to net cash
   used in operating activities
   Net loss                                          $ (1,525,482)  $ (1,106,274)  $(14,573,597)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                          3,502          2,749        450,477
     Minority interest's share of net loss                   --             --           (8,575)
     Noncash charges                                         --             --        1,084,545
     Amortization of stock-based compensation             247,279           --        1,205,034
     Issuance of options and warrants
       for services rendered                                 --           28,859        774,298
     Issuance of common stock in connection
       with litigation settlement                            --          324,391        324,391
     Equity in loss of investees, net                        --             --          529,972
     Gain on sales of investments                            --             --       (5,829,218)
     Loss on disposal of equipment                          1,721           --            1,721
     Allowance for losses on advances                        --             --          216,932
     Common stock issued as payment for interest             --             --            7,000
     Decrease (increase) in accounts receivable and
       other assets                                        34,103         13,675        (61,132)
     Increase (decrease) in accounts payable and
       accrued liabilities                                408,389       (492,475)     1,018,304
     Increase in customer advances                           --             --          400,000
                                                     ------------   ------------   ------------
       Net cash used in operating activities             (830,488)    (1,229,075)   (14,459,848)
                                                     ------------   ------------   ------------

Cash flows from investing activities:
   Proceeds from sale of investment                          --             --        1,099,940
   Proceeds from Loral settlement                            --             --        3,573,677
   Purchase of furniture and equipment                     (2,704)          --         (148,145)
   Satellite construction costs                           (35,447)    (1,066,342)   (12,108,320)
   Organization costs                                        --             --          (28,526)
   Advances to officer                                       --          (60,000)       (91,187)
   Purchase of interest in Continental                       --             --       (2,292,409)
   Investments, advances and other                           --             --       (2,726,807)
   Net assets of purchased subsidiaries                      --             --         (147,500)
   Cash transferred from Fi-Tek IV, Inc.
     pursuant to the merger and reorganization               --             --          156,648
   Cash of divested subsidiary                               --             --             (277)
   Purchase of patents                                       --             --          (18,251)
   Proceeds from repayment of advances to affiliate          --             --          152,500
   Restricted cash on credit line                            --             --          300,000
                                                     ------------   ------------   ------------
       Net cash used in investing activities              (38,151)    (1,126,342)   (12,278,657)
                                                     ------------   ------------   ------------

Cash flows from financing activities:
   Repayment of borrowing under credit line                  --             --         (300,000)
   Issuance of debentures                                    --             --        4,817,501
   Issuance of preferred and common stock               1,021,902     10,449,705     24,413,199
   Redemption of common stock warrants                       --             --          (19,490)
   Stock issue costs                                      (84,634)       (79,725)      (738,469)
   Purchase of shares                                        --             --           (5,000)
   Payment of debentures                                     --             --       (1,168,445)
   Proceeds from stockholders' loans                         --             --          442,750
   Payment of stockholders' loans                            --             --         (351,967)
                                                     ------------   ------------   ------------

       Net cash provided by financing activities          937,268     10,369,980     27,090,079
                                                     ------------   ------------   ------------

Net increase in cash and cash equivalents                  68,629      8,014,563        351,574
Cash and cash equivalents, beginning of period            282,945      1,291,711           --
                                                     ------------   ------------   ------------
Cash and cash equivalents, end of period             $    351,574   $  9,306,274   $    351,574
                                                     ============   ============   ============

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

                  The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at March 31, 2000 and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the 2000 interim period presented are not necessarily indicative of expected results for the full 2000 fiscal year.

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

                  Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in DBSI's 1999 Annual Report to Shareholders.


NOTE 2     INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES
           ---------------------------------------------------

           E-SAT, Inc. (E-SAT)

                  In October 1994, the Company and EchoStar Communications, Inc. formed E-SAT for the purpose of filing with the Federal Communications Commission (FCC) for a license to operate a low earth satellite system. E-SAT filed a license application with the FCC on November 16, 1994. The Company holds a 20% interest in E-SAT. The Company's total investments in and advances to E-SAT and EchoStar Communications were $2,369,989 as of March 31, 2000. The investment is accounted for using the equity method.

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

                  On July 30, 1999, the Company entered into an agreement with EchoStar under which it will receive 60.1% of E-SAT's shares from EchoStar in exchange for consideration, including the grant of rights to use up to 20% of the satellite capacity of the E-SAT system by EchoStar. As a result of this transaction, the Company will own 80.1% of the E-SAT shares. This transfer of control agreement is subject to

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           approval by the FCC, which was formally requested by the Company and EchoStar on May 2, 2000.


NOTE 3     SATELLITE CONSTRUCTION COSTS
           ----------------------------

                  During the construction of the System, the Company is capitalizing all design, engineering, launch and construction costs. Such costs amounted to approximately $12.1 million as of March 31, 2000.

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

                  On March 31, 1999, the Company signed construction and launch contracts with Surrey Satellite Technology Limited ("Surrey") and Eurockot, respectively, and made advance payments of $9.8 million in 1999. During the quarter ended March 31, 2000 the Company made an additional payment of $50,000. Total payments under these cancelable contracts will amount to approximately $47 million through January 2001. In July 1999, the Company, Surrey and Eurockot reached agreements under which $3.2 million of the required milestone payments due in July 1999 totaling $4.8 million were deferred to yet to be agreed upon dates.

                  On October 8, 1999, the Company and Alcatel entered into an agreement under which Alcatel will serve as prime contractor for the construction of the Company's low earth orbit satellite communications system. This agreement becomes effective upon the Company's payment of $14.1 million to Alcatel.


NOTE 4     CUSTOMER ADVANCES
           -----------------

                  The Company's wholly-owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. As of December 31, 1998, this purchase order had been suspended by both parties when the Argos System became unavailable. The $400,000 in milestone payments received is reported as customer advances on the accompanying balance sheet. These milestone payments could be subject to refund in whole or in part.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5     NET LOSS PER SHARE
           ------------------

                  Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted net income per share reflects diluted effects of all outstanding common stock equivalents. Options, and warrants to purchase 6,034,797 shares of common stock with exercise prices from $0.39 to $5.60 were outstanding as of March 31, 2000 and were excluded from the loss per share calculation for the three month period then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 3,607,906 shares of common stock with exercise prices from $0.53 to $5.60 were outstanding as of March 31, 1999 and were excluded from the loss per share calculation for the quarter then ended as they have the effect of decreasing loss per share.


NOTE 6     EQUITY TRANSACTIONS
           -------------------

           Preferred Stock

                  The Company's Certificate of Incorporation, as amended in 1999, authorizes the issuance of 5,000,000 shares of preferred stock with par value of $0.0004 per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. As of March 31, 2000, 29,564 preferred shares were issued and outstanding.

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

           Equity Transactions With Non-Employees

                  During the three months ended March 31, 2000, the Company issued 29,564 shares of the Company's Preferred Stock in exchange for gross proceeds of $886,920 in cash. Each share of preferred stock is convertible, at the election of the holder, into ten shares of the Company's Common Stock at a conversion price based upon a $3.00 per common share price, or the average trading price of the common stock within a specified period if the common stock is trading at less than $3.00 per share.

                  In January 2000, the Company issued 4,687 shares of the Company's Common Stock, valued at $10,750, to one of the Company's directors for services rendered, prior to being appointed to the Board, under a consulting agreement.

                  In March 2000, the Company received proceeds of approximately $134,000 from the exercise of warrants and options to purchase 93,870 shares of the Company's Common Stock.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           Equity Transactions With Employees

                  In January 2000, the Company received approximately $900 from the sale of stock to employees pursuant to the 1999 Employee Stock Purchase Plan.


NOTE 7     SUBSEQUENT EVENTS
           -----------------

                  In April 2000, the Company received proceeds of approximately $3,000 from the exercise of options to purchase 5,500 shares of the Company's Common Stock.

                  In April 2000, the Company issued 6,333 shares of the Company's Preferred Stock in exchange for gross proceeds of $189,990.

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

GENERAL

          DBS Industries, Inc. ("DBSI" or "We" or the "Company") is a telecommunications company dedicated to providing low-cost satellite-to-Internet data messaging to and from remote locations. DBSI is the only company currently licensed by the Federal Communications Commission (through the E-SAT license) to provide commercial two-way data messaging using Code Division Multiple Access technology and low-earth-orbiting satellites operating below the 1Ghz frequency range. We expect to begin providing our data messaging services, currently marketed under the "NewStar" name, during 2002.

PLAN OF OPERATIONS

         Throughout fiscal 2000, we plan to continue the deployment of our license and the construction of our system, subject to our success in raising adequate financing.

         We established a dedicated marketing and sales group in 1999 and plan to increase our marketing activities during fiscal 2000.

         We seek to satisfy our fiscal 2000 cash requirements by raising new equity and debt capital, as well as by seeking the exercise of previously issued third-party warrants and stock options. Through April 30, 2000, we committed to issue 35,897 shares of the Company's preferred stock in exchange for gross proceeds of $1,076,910 in cash.

REVENUES

         The Company remains in the development stage and did not generate revenues in either the quarter ended March 31, 2000 or March 31, 1999.

OPERATING EXPENSES

         Total operating expenses for the quarters ended March 31, 2000 and 1999, were $1,525,040 and $1,118,643 respectively. These costs are related to marketing and sales expenses, general and administrative expenses, and research and development expenses.

Marketing and Sales Expenses
----------------------------

         Marketing and sales expenses are primarily the costs of personnel (including non-cash stock compensation) and travel. Marketing and sales expenses for the quarter ended March 31, 2000 were $362,500 (23.7% of operating expenses). No marketing and sales expenses were incurred for the quarter ended March 31, 1999. This increase is due to the establishment of our dedicated marketing and sales group in June, 1999 and included non-cash compensation of approximately $57,000.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses include the costs of finance, legal, administrative and general management functions of DBSI. General and administrative expenses for the quarters ended March 31, 2000 and 1999 were $987,833 (64.8% of operating expenses), and $898,042 (80.3% of operating expenses) respectively. The increase of $89,791 to $987,833 during the quarter ended March 31, 2000, compared to $898,042 in the quarter ended March 31, 1999 was primarily due to increased personnel related costs of $117,000, non-cash compensation of approximately $177,000 and consulting fees of $114,000, netted against a decrease in the cost of options for services provided by consultants of approximately $350,000.

Research and Development Expenses
---------------------------------

         Research and development expenses represent non-capitalized costs incurred to develop our system. Research and development expenses for the quarters ended March 31, 2000 and 1999 were $174,707 (11.5% of operating expenses), and $220,601 (19.7% of operating expenses) respectively. The decrease of $45,894 to $174,707 during the quarter ended March 31, 2000, compared to $220,601 in the quarter ended March 31, 1999 was primarily due to a decrease in consulting expenses by $103,000 and a decrease in travel expenses by $35,000, offset by an increase in personnel cost of $74,000 and non-cash compensation of approximately $13,000.

Non-Cash Stock Compensation
---------------------------

         In order to attract and retain personnel, we have granted options to purchase 1,913,106 shares of Common Stock at exercise prices ranging from $0.39 to $2.81 to several employees and service providers. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation of $2,490,337. This amount is being amortized over the vesting periods of the granted options, and as a result, $247,279 was recognized as non-cash stock compensation expense in the quarter ended March 31, 2000 in the relevant expense category as described above. No similar expenses were incurred in the quarter ended March 31, 1999.

Other Income (Expense)
----------------------

         We experienced a non-operating loss of $442, consisting of net interest income of $1,279 and a loss on the disposal of equipment of $1,721 for the quarter ended March 31, 2000, a decrease of $12,811 over net interest earned of $12,369 for the quarter ended March 31, 1999. The reduction in net interest income for the quarter ended March 31, 2000 was due to the reduction of cash and cash equivalents.

Net Loss
--------

         Our net loss for the quarter ended March 31, 2000, was $1,525,482 compared to a net loss for the quarter ended March 31, 1999 of $1,106,274. During the first quarter of 2000, we incurred $362,500 in marketing and sales expenses, which were not present during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly expenses averaged approximately $508,000 per month during the first quarter of 2000 which included approximately $121,000 per month for marketing and sales, approximately $329,000 per month for operating, legal and consulting expenses and approximately $58,000 per month for E-SAT research & development. However, expenses will continue to increase during fiscal 2000 with the demands of increased efforts in both systems and business development. Additional capital will be necessary to expand operations or continue current operations.

         Traditionally, we have relied on equity and debt placements to finance our operations. This financing was supplemented from the sale of our interest in entities that held direct broadcast satellite licenses. We no longer have any interest in direct broadcast satellite licensees.

         During the quarter ended March 31, 2000, we received proceeds from the sale of common and preferred stock totaling approximately $1,022,000 before stock issuance costs of approximately $85,000. These transactions included a private placement of 29,564 shares of the Company's preferred stock at $30 per share for an aggregate amount of $886,920 before stock issuance costs of $84,634; and proceeds in the amount of approximately $134,000 from the exercise of 93,870 options and warrants. The Company also received approximately $900 from the sale of stock to employees pursuant to the 1999 Employee Stock Purchase Plan. These proceeds were used primarily to fund our satellite construction costs and investing activities.

         We had cash and cash equivalents of $351,574 and $9,306,274 as of March 31, 2000 and 1999 respectively. We had negative working capital of $1,304,640 as of March 31, 2000 compared to working capital of $8,727,069 as of March 31, 1999. Until we are able to develop, construct and operate the NewStar System and derive revenues therefrom, we must continue to raise cash from outside sources for operations and for the development of the NewStar System.

         Net cash used in operating activities for the quarter ended March 31, 2000, was $830,488. This resulted from a net loss of $1,525,482 offset primarily by (1) non-cash stock compensation of $247,279, (2) an increase in accounts payable of $408,389 arising from increased marketing and general administrative expenses and (3) a decrease in prepaid and other current assets of $34,103 due to a reduction in prepaid insurance and employee receivables. Net cash used in operating activities for the quarter ended March 31, 1999 was $1,229,075.

         Net cash used in investing activities for the quarter ended March 31, 2000, was $38,151. This was a decrease of $1,088,191 over the same period ended March 31, 1999. Approximately $35,000 of the net cash used in investing activities during the quarter ended March 31, 2000 was related to satellite construction payments made to our satellite contractors in Europe.

         Net cash provided by financing activities for the quarter ended March 31, 2000, was $937,268 compared to $10,369,980 for the same period ended March 31, 1999. Net cash provided by financing activities during the quarter ended March 31, 2000 was related primarily to the net proceeds from the sale of units of preferred stock and the exercise of options and warrants by our stockholders.

         In 1996, we received milestone payments under the terms of a $1.2 million purchase order for 10,000 satellite radio units from ABB Power T&D Company. Under this agreement, the Company was eligible to receive up to $500,000 towards development costs upon meeting the milestone requirements of the contract. We met the first four milestones of the contract and have received $400,000 in cash. The parties agreed to suspend all development under this agreement due to the expiration of the Company's agreement for the use of the Argos System on December 31, 1997, and the subsequent limits placed on future commercial use of the Argos System. Therefore, such milestone payments could be subject to refund, in whole or in part.

RISKS AND UNCERTAINTIES AFFECTING FUTURE OPERATING RESULTS

         A number of factors could cause future results to differ materially from historic results. We are a development stage company and as of March 31, 2000, we had no customers. Given our limited operating history and lack of revenues, no assurances can be given that we will be able to construct and implement our systems, and, if implemented, to develop a sufficiently large customer base to be profitable.

         In addition, we currently estimate that we will require approximately $120 million in capital related to the construction and launch costs associated with our system. No assurance can be given that capital will be available to us on commercially acceptable terms to meet development costs or on terms acceptable to us. The issuance of additional equity securities by us will result in significant dilution of the equity interests of the current stockholders. Selling debt securities such as bonds will increase our liabilities and future cash commitments. In order to comply with development milestones required by the FCC license, we have entered into various development contracts including a satellite construction contract and a satellite launch contract. All of these contracts require that we have available capital which is not currently available.

         Other factors, in addition to those identified in this report, which could affect future results would include the dependence and uncertainty of utility companies or other commercial customers to utilize such data messaging service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the E-SAT System, satisfying the milestones of E-SAT's FCC license and construction contracts, the fulfillment of contract obligations by suppliers and other third parties, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals (including but not limited to FCC approval of our transfer of control of E-SAT, Inc. from EchoStar), obtaining permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in the Little LEO satellite technology, unscheduled delays or technological difficulties, satellite launch risks, potential satellite malfunction, limited availability of insurance, results of the Company's financing efforts and marketing conditions, competition, and other risk factors related to the Company's business. Readers of this report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance.

         Successfully addressing the factors discussed above is subject to various risks described in this report, as well as other factors that generally affect the market for stocks of development stage, high technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate significantly over relatively short periods of time.


IMPACT OF THE YEAR 2000 ISSUE

         As of May 1, 2000, we had not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of our critical vendors have reported any material year 2000 problems nor have we experienced any decline in service levels from such vendors.

         We expect to continue to monitor internal and external issues related to year 2000. While no material problems have been discovered, we cannot assure you that material problems will not materialize in the future.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  RECENT SALES IN UNREGISTERED SECURITIES

         The Company is currently engaged in a private placement of its Series A Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible, at the option of the holder into ten (10) shares of the Company's Common Stock. During the three month period ended March 31, 2000, the Company sold 29,564 shares of its Preferred Stock at $30.00 per share, for an aggregate placement of approximately $900,000. Commissions were paid to one placement agent in the aggregate amount of approximately $60,000. At the completion of the private placement the Company will also issue a warrant to the placement agent to purchase the equivalent of 10% of the number of shares of Common Stock sold in the private placement, on an as converted basis.

         The offers and sales were made to twelve (12) accredited investors, as that term is defined in Rule 501(a) under the Securities Act. The offers and sales during the three month period ended March 31, 2000 were made by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

                                       DBS INDUSTRIES, INC.



         DATE:  May 12, 2000           By:  /S/FRED W. THOMPSON
                                            -------------------------------
                                            FRED W. THOMPSON
                                            President

                                       By:  /S/STANTON C. LAWSON
                                            -------------------------------
                                            STANTON C. LAWSON
                                            Director Principal Financial Officer