Form 10QSB
period 2000-06-30
DBS INDUSTRIES INC
filed 2000-08-14
CIK 857502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                   FORM 10-QSB

                            -------------------------


           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---  SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

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

                          Yes  X                  No
                              ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Securities:       Common Stock, $.0004 Par Value

Shares Outstanding as of July 31, 2000:    14,883,988

Transitional Small Business Disclosure Format:  Yes:           No:  X
                                                     ---           ---

                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION................................................1

ITEM  1.  Financial Statements................................................1

Condensed Consolidated Balance Sheets:
As of June 30, 2000 (unaudited) and December 31, 1999.........................1

Condensed Consolidated Statements of Operations (unaudited):
For the Three and Six Months Ended June 30, 2000 and June 30, 1999
and for the period from April 25, 1990 (Inception) to June 30, 2000...........2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Six Months Ended June 30, 2000 and June 30, 1999
and for the period from April 25, 1990 (Inception) to June 30, 2000 ..........3

Notes to Condensed Consolidated Financial Statements........................4-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................9-13

PART II - OTHER INFORMATION..................................................14

ITEM  1. Legal Proceedings...................................................14

ITEM  2. Recent Sales in Unregistered Securities.............................14

ITEM  4. Submission of Matters to a Vote of Security Holders.................15

ITEM  6. Exhibits and Reports on Form 8-K....................................15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS


                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      June 30,     December 31,
                                                        2000           1999
                                                     (Unaudited)
                                                    ------------   ------------

Current assets:
     Cash and cash equivalents                      $     32,069   $    282,945
     Prepaid and other current assets                     68,976        114,439
                                                    ------------   ------------

       Total current assets                              101,045        397,384
                                                    ------------   ------------

Furniture and equipment, net                              42,535         48,211
Investments and license acquisition costs              2,369,571      2,370,618
Satellite construction costs                          12,198,517     12,072,873
Deferred stock offering costs                            733,500        673,500
                                                    ------------   ------------

                                                      15,344,123     15,165,202

              Total assets                          $ 15,445,168   $ 15,562,586
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $  1,152,526   $    478,334
     Customer advances                                   400,000        400,000
     Accrued liabilities                                 840,633        460,577
                                                    ------------   ------------

       Total current liabilities                       2,393,159      1,338,911
                                                    ------------   ------------

Stockholders' equity:
     Preferred stock, $0.0004 par value;
       5,000,000 shares authorized; 35,897
       issued and outstanding at June 30, 2000                15           --
     Common stock, $0.0004 par value;
       50,000,000 shares authorized;
       14,738,923 and 14,354,911 issued and
       outstanding at June 30, 2000 and
       December 31, 1999, respectively                     5,915          5,762
     Capital in excess of par value                   28,391,184     26,968,174
     Warrants                                          2,355,796      1,890,436
     Note receivable from stockholder                    (60,000)       (60,000)
     Deferred stock-based compensation                (1,038,024)    (1,532,582)
     Deficit accumulated during the development
       stage                                         (16,602,877)   (13,048,115)
                                                    ------------   ------------
         Total stockholders' equity                   13,052,009     14,223,675
                                                    ------------   ------------

              Total liabilities and stockholders'
                equity                              $ 15,445,168   $ 15,562,586
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

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          April 25, 1990
                                    Three Months Ended            Six Months Ended        (Inception) to
                                         June 30,                      June 30,              June 30,
                                   2000           1999           2000           1999           2000
                               ------------   ------------   ------------   ------------   ------------


Revenue                        $       --     $       --     $       --     $       --     $    161,420
                               ------------   ------------   ------------   ------------   ------------

Cost and operating expenses:
   Cost of revenue                     --             --             --             --          127,580
   Marketing and sales              304,472           --          666,972           --        1,589,595
   General and administrative     1,662,360        778,757      2,650,193      1,676,799     15,372,792
   Research and development          63,096        138,623        237,803        359,224      4,249,817
                               ------------   ------------   ------------   ------------   ------------
                                  2,029,928        917,380      3,554,968      2,036,023     21,339,784
                               ------------   ------------   ------------   ------------   ------------
     Loss from operations        (2,029,928)      (917,380)    (3,554,968)    (2,036,023)   (21,178,364)
                               ------------   ------------   ------------   ------------   ------------

Other income (expense):
   Interest, net                        648         63,280          1,927         75,649       (594,196)
   Equity in loss of
     investees, net                    --             --             --             --         (512,920)
   Gain on sales of
     investments                       --             --             --             --        5,829,218
   Other, net                          --             --           (1,721)          --          (58,355)
                               ------------   ------------   ------------   ------------   ------------
                                        648         63,280            206         75,649      4,663,747
                               ------------   ------------   ------------   ------------   ------------
     Loss before provision
      for income taxes and
      minority interests         (2,029,280)      (854,100)    (3,554,762)    (1,960,374)   (16,514,617)

Provision for income taxes             --             --             --             --          (96,835)
                               ------------   ------------   ------------   ------------   ------------

     Loss before minority
       interests                 (2,029,280)      (854,100)    (3,554,762)    (1,960,374)   (16,611,452)

Minority interests in income
   of consolidated
   subsidiaries                        --             --             --             --            8,575
                               ------------   ------------   ------------   ------------   ------------

     Net loss                  $ (2,029,280)  $   (854,100)  $ (3,554,762)  $ (1,960,374)  $(16,602,877)
                               ============   ============   ============   ============   ============

Basic net loss per share       $      (0.14)  $      (0.06)  $      (0.25)  $      (0.17)
                               ============   ============   ============   ============

Diluted net loss per share     $      (0.14)  $      (0.06)  $      (0.25)  $      (0.17)
                               ============   ============   ============   ============

Weighted average number of
   shares of common stock,
   basic                         14,517,748     14,019,273     14,448,316     11,838,062
                               ============   ============   ============   ============

Weighted average number of
   shares of common stock,
   diluted                       14,517,748     14,019,273     14,448,316     11,838,062
                               ============   ============   ============   ============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  April 25, 1990
                                                          Six Months Ended        (Inception) to
                                                               June 30,              June 30,
                                                         2000           1999           2000
                                                     ------------   ------------   ------------

Reconciliation of net loss to net cash
   used in operating activities:
   Net loss                                          $ (3,554,762)  $ (1,960,374)   (16,602,877)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                          7,706          6,909        454,681
     Minority interest's share of net loss                   --             --           (8,575)
     Non-cash charges                                     (60,000)          --        1,024,545
     Amortization of stock-based compensation             494,558           --        1,452,313
     Issuance of options and warrants
       for services rendered                              470,700         28,859      1,244,998
     Issuance of common stock in connection
       with litigation settlement                            --          324,391        324,391
     Equity in loss of investees, net                        --             --          529,972
     Gain on sales of investments                            --             --       (5,829,218)
     Loss on disposal of equipment                          1,721           --            1,721
     Allowance for losses on advances                        --             --          216,932
     Common stock issued as payment for interest             --             --            7,000
     Decrease (increase) in prepaid and other
       current assets                                      45,463         26,363        (49,772)
     Increase (decrease) in accounts payable and
       accrued liabilities                              1,164,998       (574,882)     1,774,913
     Increase in customer advances                           --             --          400,000
                                                     ------------   ------------   ------------
       Net cash used in operating activities           (1,429,616)    (2,148,734)   (15,058,976)
                                                     ------------   ------------   ------------

Cash flows from investing activities:
   Proceeds from sale of investment                          --             --        1,099,940
   Proceeds from Loral settlement                            --             --        3,573,677
   Purchase of furniture and equipment                     (2,704)        (3,080)      (148,145)
   Satellite construction costs                          (125,644)    (9,010,584)   (12,198,517)
   Organization costs                                        --             --          (28,526)
   Advances to officer                                       --          (60,000)       (91,187)
   Purchase of interest in Continental                       --             --       (2,292,409)
   Investments and license acquisition costs                 --         (500,000)    (2,726,807)
   Net assets of purchased subsidiaries                      --             --         (147,500)
   Cash transferred from Fi-Tek IV, Inc.
     pursuant to the merger and reorganization               --             --          156,648
   Cash of divested subsidiary                               --             --             (277)
   Purchase of patents                                       --             --          (18,251)
   Proceeds from repayment of advances to affiliate          --             --          152,500
   Restricted cash on credit line                            --             --          300,000
                                                     ------------   ------------   ------------
       Net cash used in investing activities             (128,348)    (9,573,664)   (12,368,854)
                                                     ------------   ------------   ------------

Cash flows from financing activities:
   Repayment of borrowing under credit line                  --             --         (300,000)
   Issuance of debentures                                    --             --        4,817,501
   Issuance of preferred and common stock               1,410,395     15,479,704     24,801,692
   Redemption of common stock warrants                       --             --          (19,490)
   Stock issue costs                                     (103,307)      (104,100)      (757,142)
   Purchase of shares                                        --             --           (5,000)
   Payment of debentures                                     --             --       (1,168,445)
   Proceeds from stockholders' loans                         --             --          442,750
   Payment of stockholders' loans                            --             --         (351,967)
                                                     ------------   ------------   ------------

       Net cash provided by financing activities        1,307,088     15,375,604     27,459,899
                                                     ------------   ------------   ------------

Net increase in cash and cash equivalents                (250,876)     3,653,206         32,069
Cash and cash equivalents, beginning of period            282,945      1,291,711           --
                                                     ------------   ------------   ------------
Cash and cash equivalents, end of period             $     32,069   $  4,944,917   $     32,069
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

                  The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at June 30, 2000 and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the 2000 interim period presented are not necessarily indicative of expected results for the full 2000 fiscal year.

                  These condensed  consolidated  financial  statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities and requires substantial capital. To address financing needs, the Company is pursuing various financing alternatives. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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


NOTE 2     INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES
           ---------------------------------------------------

           E-SAT, Inc. (E-SAT)

                  In October 1994, the Company and EchoStar Communications, Inc. formed E-SAT for the purpose of filing with the Federal Communications Commission (FCC) for a license to operate a low earth satellite system. E-SAT filed a license application with the FCC on November 16, 1994. The Company holds a 20% interest in E-SAT. The Company's total investments in and advances to E-SAT and EchoStar Communications were $2,369,571 as of June 30, 2000. The investment is accounted for using the equity method.

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

                  On July 30, 1999, the Company entered into an agreement with EchoStar under which it will receive 60.1% of E-SAT's shares from EchoStar in exchange for consideration, including the grant of rights to use up to 20% of the satellite capacity of the E-SAT system by EchoStar. As a result of this transaction, the Company will own 80.1%

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           of the E-SAT shares. This transfer of control agreement is subject to approval by the FCC, which was formally requested by the Company and EchoStar on May 2, 2000.


NOTE 3     SATELLITE CONSTRUCTION COSTS
           ----------------------------

                  During the construction of the System, the Company is capitalizing all design, engineering, launch and construction costs. Such costs amounted to approximately $12.2 million as of June 30, 2000.

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

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5     NET LOSS PER SHARE
           ------------------

                  Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted net income per share reflects diluted effects of all outstanding common stock equivalents. Options, and warrants to purchase 5,938,906 shares of common stock with exercise prices from $0.39 to $5.60 were outstanding as of June 30, 2000 and were excluded from the loss per share calculation for the quarter and the six month periods then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 3,509,906 shares of common stock with exercise prices from $0.53 to $5.60 were outstanding as of June 30, 1999 and were excluded from the loss per share calculation for the quarter and the six month period then ended as they have the effect of decreasing loss per share.


NOTE 6     EQUITY TRANSACTIONS
           -------------------

           Preferred Stock

                  The Company's Certificate of Incorporation, as amended in 1999, authorizes the issuance of 5,000,000 shares of preferred stock with par value of $0.0004 per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series. The Board is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences, and to allow for the conversion of preferred stock into common stock.

                  Series A Preferred Shares are convertible into 10 shares of Company's common stock. Beginning three months from purchase, if the Company's common stock is trading for less than $3.00 per share, then the Series A Preferred Shares will be convertible by the result of dividing $30.00 by the 5 day Average Trading Price. The Company has the right to redeem the Series A Preferred Shares, if the average trading price for the Company's common stock is $6.00 or more for 20 consecutive trading days. The holder of Series A Preferred Shares may choose to convert his or her shares within 20 days of notice for the Company's intention to redeem the Series A Preferred Shares. The redemption price is $30.00 per share, plus any unpaid dividends; as of June 30, 2000 accreted dividends totaled $16,305. As of June 30, 2000, 35,897 shares of Series A Preferred Shares were issued and outstanding.

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

           Equity Transactions With Non-Employees

                  During the six months ended June 30, 2000, the Company issued 35,897 shares of the Company's Preferred Stock in exchange for gross proceeds of $1,076,910 in cash. The shares of preferred stock have a liquidation preference of $30.00 per share and were initially convertible, at the option of the holder, into ten shares of our common stock, or at a rate of $3.00 per common share. Per the conversion terms, the conversion rate was adjusted based upon the 5-day average closing price of the Company's common stock three

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           months after the shares were issued, because the Company's common stock was trading below $3.00 per share. In January 2000, the Company issued 4,687 shares of the Company's Common Stock, valued at $10,750, to one of the Company's directors for services rendered, prior to being appointed to the Board, under a consulting agreement.

                  In May 2000, the Company granted warrants to purchase 300,000 shares of common stock to a consultant for services rendered. The warrants are exercisable through May 2003 at an exercise price of $0.67 per share. The fair value of such warrants of $470,700 was expensed and was estimated on the date of grant using the Black Scholes model with volatility of 150%, expected life of 3 years, risk free interest rate of 6% and a fair market value of the common stock of $1.75 per share. In June 2000, the Company issued 66,667 shares of the Company's Common Stock, valued at $100,000 to one of the Company's suppliers for services rendered.

                  In June 2000, the Company issued 166,298 shares of the Company's Common Stock, in exchange for gross proceeds of $166,298 in cash, to three accredited investors.

                  As of June 30, 2000, the total year-to-date proceeds from the exercise of warrants and options to purchase 140,370 shares of the Company's Common Stock by non-employees and a member of the Board of Directors was approximately $163,100.

                  During May and June 2000, for service on the Board of Directors, the Company granted to its non-employee directors, in accordance with the 2000 Stock Option Plan, options to purchase an aggregate of 56,109 shares of the Company's Common Stock at prices ranging from $1.1953 to $2.5875 per share.

                  On June 2, 2000, the Company entered into an agreement to sell shares of its Common Stock, at the Company's option, to Torneaux Ltd., a corporation organized in the Bahamas. To date, no sales have occurred under the agreement. No commission was paid, however, the Company issued a Warrant to purchase 250,000 shares of its Common Stock at an exercise price of the lower of $1.5625 per share, or the fair market value of the Company's stock at the effective date of registration, as a finder's fee.

           Equity Transactions With Employees

                  In January 2000, the Company received $900 from the sale of stock to employees pursuant to the 1999 Employee Stock Purchase Plan.

                  In April 2000, the Company received proceeds of $3,212 from the exercise of options by an employee to purchase 5,500 shares of the Company's Common Stock.

NOTE 7     SUBSEQUENT EVENTS

                  On July 10, 2000, the Company received $9,954 from the sale of 6,961 shares of common stock to employees pursuant to the 1999 Employee Stock Purchase Plan for the period ended June 30, 2000.

                  On July 10, 2000, the Company also issued 3,672 shares of Common Stock valued at $9,501 to a Director as payment for services rendered.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  On July 25, 2000, the Company received $100,000 from a private placement of 133,333 shares of Common Stock and issued a warrant for 10,000 shares of Common Stock at an exercise price of $0.75 per share.

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

         We seek to satisfy our fiscal 2000 cash requirements by raising new equity and debt capital, as well as by seeking the exercise of previously issued third-party warrants and stock options. Through June 30, 2000, we issued 35,897 shares of the Company's preferred stock in exchange for gross proceeds of $1,076,910 in cash and the Company has received $163,094 in options and warrants exercised.

Revenues

         The Company remains in the development stage and did not generate revenues in either the three or six months ended June 30, 2000 or June 30, 1999.

Operating Expenses

         Total operating expenses for the three months ended June 30, 2000 and 1999, were $2,029,928 and $917,380 respectively. Total operating expenses for the six months ended June 30, 2000 were $3,554,968 as compared to $2,036,023 for the six months ended June 30, 1999. These costs are related to marketing and sales expenses, general and administrative expenses, and research and development expenses.

Marketing and Sales Expenses

         Marketing and sales expenses are primarily the costs of personnel (including non-cash stock compensation) and travel. Marketing and sales expenses for the three months ended June 30, 2000 were $304,472 (15.0% of operating expenses). No marketing and sales expenses were incurred for the three or six months ended June 30, 1999. For the six months ended June 30, 2000, marketing and sales expenses totaled $666,972 (18.8% of operating expenses). This increase in expenses is due to the establishment of our dedicated marketing and sales group in June 1999, which included non-cash compensation of approximately $114,000.

General and Administrative Expenses

         General and administrative expenses include the costs of finance, legal, administrative and general management functions of DBSI. General and administrative expenses for the three months ended June 30, 2000 and 1999 were $1,662,360 (81.9% of operating expenses), and $778,757 (84.9% of operating expenses) respectively. The increase of $973,394 to $2,650,193 (74.5% of operating expenses) during the six months ended June 30, 2000, compared to $1,676,799 (82.4% of operating expenses) in the six months ended June 30, 1999, was primarily due to increased personnel related costs of $253,000, non-cash compensation of approximately $355,000 and consulting fees of $742,000, netted against a decrease in the cost of options for services provided by consultants of approximately $353,000.

Research and Development Expenses

         Research and development expenses represent non-capitalized costs incurred to develop our system. Research and development expenses for the three months ended June 30, 2000 and 1999 were $63,096 (3.1% of operating expenses), and $138,623 (15.1% of operating expenses) respectively. The decrease of $121,421 to $237,803 (6.7% of operating expenses) during the six months ended June 30, 2000, compared to $359,224 (17.6% of operating expenses) in the six months ended June 30, 1999, was primarily due to a decrease in consulting expenses of $163,000 and a decrease in travel expenses of $39,000, offset by an increase in personnel cost of $60,000 and non-cash compensation of approximately $26,000.

Non-Cash Stock Compensation

         In order to attract and retain personnel, we have granted options to purchase 1,913,106 shares of Common Stock at exercise prices ranging from $0.39 to $2.81 to several employees and service providers. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation of $2,490,337. This amount is being amortized over the vesting periods of the granted options. As of December 31, 1999 the Company had amortized $957,755 of this expense. The Company recognized a total of $494,558 as non-cash stock compensation expense in the first two quarters ended June 30, 2000 in the relevant expense category as described above. No similar expenses were incurred in the quarter ended June 30, 1999.

Other Income (Expense)

         The Company experienced a non-operating gain of $648 for the three months ended June 30, 2000, as compared to a gain of $63,280 for the three months ended June 30, 1999. The Company had a non-operating gain of $206 for the six months ended June 30, 2000, as compared to a gain of $75,649 for the six months ended June 30, 1999. The reduced gains incurred in 2000 were a result of the reduction in net interest due to the reduction of cash and cash equivalents.

Net Loss

         The Company's net loss for the three months ended June 30, 2000 was $2,029,280 compared to $854,100 for the three months ended June 30, 1999. Net loss for the six months ended June 30, 2000 was $3,554,762 compared to a net loss of $1,960,374 for the six months ended June 30, 1999.


Liquidity and Capital Resources

         The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly expenses averaged approximately $676,000 per month during the second quarter of 2000 which included approximately $101,000 per month for marketing and sales, approximately $554,000 per month for finance, legal, administrative and general management expenses and approximately $21,000 per month for E-SAT research & development. However, expenses will continue to increase during fiscal 2000 with the demands of increased efforts in both systems and business development. Additional capital will be necessary to expand operations or continue current operations, which will result in further dilution to our stockholders. We cannot be certain that additional funding will be available on acceptable terms or at all.

         Traditionally, we have relied on equity and debt placements to finance our operations. This financing was supplemented from the sale of our interest in entities that held direct broadcast satellite licenses. We no longer have any interest in direct broadcast satellite licensees.

         During the six months ended June 30, 2000, we received proceeds from the sale of common and preferred stock totaling $1,409,495 before stock issuance costs of $103,307. These transactions included a private placement of 35,897 shares of the Company's Series A preferred stock at $30 per share for an aggregate amount of $1,076,910 before stock issuance costs of $91,666; a private placement of 166,298 shares of the Company's common stock at $1.00 per share for an aggregate of $166,298 before stock issuance costs of $11,641; and proceeds in the amount of $166,307 from the exercise of 145,870 options and warrants.

         In addition to the above, the Company also received $900 from the sale of 490 shares of common stock to employees pursuant to the 1999 Employee Stock Purchase Plan for the offering period ended December 31, 1999.

         Subsequent to June 30, 2000, the Company received $9,954 from the sale of 6,961 shares of common stock to employees pursuant to the 1999 Employee Stock Purchase Plan for the period ended June 30, 2000. These proceeds were used primarily to fund our satellite construction costs and investing activities

         We had cash and cash equivalents of $32,069 and $4,944,917 as of the six months ended June 30, 2000 and 1999 respectively. We had negative working capital of $2,292,114 as of the six months ended June 30, 2000, compared to working capital of $4,934,803 as of the six months ended June 30, 1999. Until we are able to develop, construct and operate the NewStar System and derive revenues therefrom, we must continue to raise cash from outside sources for operations and for the development of the NewStar System.

         Net cash used in operating activities for the six months ended June 30, 2000 was $1,429,616, as compared to $2,148,734 for the six months ended June 30, 1999. This resulted from a net loss of $3,554,762 offset primarily by (1) non-cash stock compensation of $494,558, (2) non cash warrants issues of $470,700, (3) an increase in accounts payable and accrued liabilities of $1,164,998 arising from increased marketing and general administrative expenses and (4) a decrease in accounts receivable and other current assets of $45,463 due to a reduction in prepaid insurance and employee receivables.

         Net cash used in investing activities for the six months ended June 30, 2000, was $128,348 compared to $9,573,664 for the same six months ended June 30,

1999. This was a decrease of $9,445,316 over the six month period ending June 30, 1999, which was as a result of a decrease in satellite construction costs. Approximately $126,000 of the net cash used in investing activities during the six months ended June 30, 2000 was related to satellite construction payments made to our satellite contractors in Europe.

         Net cash provided by financing activities for the six months ended June 30, 2000, was $1,307,088 compared to $15,375,604 for the same six months ended June 30, 1999. Net cash provided by financing activities during the six months ended June 30, 2000 was related primarily to the net proceeds from the sale of units of preferred stock and the exercise of options and warrants by our stockholders.

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

Risks and Uncertainties Affecting Future Operating Results

         A number of factors could cause future results to differ materially from historic results. We are a development stage company and as of June 30, 2000, we had no customers. Given our limited operating history and lack of revenues, no assurances can be given that we will be able to construct and implement our system, and, if implemented, to develop a sufficiently large customer base to be profitable.

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


Impact of the Year 2000 Issue

         As of August 1, 2000, we had not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of our critical vendors have reported any material year 2000 problems nor have we experienced any decline in service levels from such vendors.

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

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  RECENT SALES IN UNREGISTERED SECURITIES

(a) The Company completed a private placement of its Series A Convertible Preferred Stock ("Preferred Stock") to two accredited investors. During the three month period ended June 30, 2000, the Company sold an aggregate of 6,333 shares of its Series A Convertible Preferred Stock at $30 per share, for an aggregate placement of $189,990. The shares of preferred stock have a liquidation preference of $30.00 per share and were initially convertible, at the option of the holder, into ten shares of our common stock, or at a rate of $3.00 per common share. Per the conversion terms, the conversion rate was adjusted based upon the 5-day average closing price of the Company's common stock three months after the shares were issued, because the Company's common stock was trading below $3.00 per share. Commissions were paid to one placement agent in the aggregate amount of approximately $7,000, plus a warrant to the placement agent to purchase the equivalent of 10% of the number of shares of Common Stock sold in the private placement. The offers and sales during the three month period ended June 30, 2000 were made by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

(b) On June 2, 2000, the Company entered into an agreement to sell shares of its Common Stock, at the Company's option, to Torneaux Ltd., a corporation organized in the Bahamas. To date, no sales have occurred under the agreement. No commission was paid, however, the Company issued a Warrant to purchase 250,000 shares of its Common Stock at an exercise price of the lower of $1.5625 per share, or the fair market value of the Company's stock at the effective date of registration, as a finder's fee. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

(c) On June 2, 2000, the Company sold an aggregate of 166,298 shares of its Common Stock to three accredited investors. The stock was sold for $1.00 per share resulting in gross proceeds to the Company of $166,298. A finder's fee of approximately $11,641 was paid in connection with these transactions. The offers and sales during the three month period ended June 30, 2000 were made by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

(d) In May 2000, the Company granted a warrant to purchase 300,000 shares of its Common Stock to a consultant for past services. No commissions were paid. The warrant has an exercise price of $0.6749 per share. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

(e) In May 2000, the Company granted to an employee an option to purchase 20,000 shares of Common Stock at $1.75 per share.

(f) During May and June 2000, for service on the Board of Directors, the Company granted to its non-employee directors, in accordance with the 2000 Stock Option Plan, options to purchase an aggregate of 56,109 shares of the Company's Common Stock at prices ranging from $1.1953 to $2.5875 per share.

(g) On June 21, 2000, the Company issued 66,667 shares of its Common Stock to its outside legal counsel for past services. No commission was paid in connection with this transaction. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 22, 2000, the Company held its annual shareholder meeting wherein the following matters were acted upon:

(a) A majority of the voting stock of the Company approved the election of three directors of the Company to hold office for a three-year term ending at the Annual Meeting of Stockholders in 2003 and until their successors are elected and qualified. Votes cast:

                  Directors                 For               Withheld
                  -----------------         ----------        --------

                  Jerome W. Carlson         12,647,542        214,003
                  Roy T. Grant              12,645,542        216,003
                  Stanton C. Lawson         12,642,542        219,003

(b) The affirmative vote of a majority of the outstanding shares of Common Stock of the Company was not received to amend the Certificate of Incorporation to (i) increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 and (ii) increase the number of authorized shares of Preferred Stock from 5,000,000 to 10,000,000. Votes cast were approximately 97% in favor of the amendment but were short of the 7,407,015 votes required to approve the amendments to the Company's Articles of Incorporation:

                  For:       7,092,841
                  Against:     200,310
                  Abstain:      36,949

(c) The affirmative vote of a majority of the Common Stock of the Company represented and voting at the meeting was received to adopt the 2000 Stock Option Plan. Votes cast:

                  For:       6,791,369
                  Against:     521,707
                  Abstain:      17,024



ITEM 6.

         (a)    Exhibits:

                27.1  Financial Data Schedule

         (b)    Reports on Form 8-K:


                10.57 Amendment  to  Common  Stock  Purchase  Agreement  between
                      Torneaux  Ltd. and DBS  Industries,  Inc.,  dated June 30,
                      2000.


         Reports on Form 8-K

         The Company filed a report on Form 8-K on June 2, 2000 announcing the Company's common stock purchase agreement and related agreements with Torneaux Ltd.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DBS INDUSTRIES, INC.



         DATE:  August 10, 2000        By:  /S/FRED W. THOMPSON
                                            -------------------------------
                                            FRED W. THOMPSON
                                            President

                                       By:  /S/STANTON C. LAWSON
                                            -------------------------------
                                            STANTON C. LAWSON
                                            Director Principal Financial Officer