Form 10QSB
period 2000-09-30
DBS INDUSTRIES INC
filed 2000-11-14
CIK 857502

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

                          Yes  X                  No
                              ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Securities:       Common Stock, $.0004 Par Value

Shares Outstanding as of October 31, 2000:    15,418,125

Transitional Small Business Disclosure Format:  Yes:           No:  X
                                                     ---           ---

                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................1

ITEM  1.  Financial Statements.................................................1

Condensed Consolidated Balance Sheets:
As of September 30, 2000 (unaudited) and December 31, 1999.....................1

Condensed Consolidated Statements of Operations (unaudited):
For the Three and Nine Months Ended September 30, 2000 and September
30, 1999 and for the period from April 25, 1990 (Inception) to
September 30, 2000.............................................................2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Nine Months Ended September 30, 2000 and September 30, 1999
and for the period from April 25, 1990 (Inception) to September 30, 2000 ......3

Notes to Condensed Consolidated Financial Statements.........................4-9

ITEM  2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................10-14

PART II - OTHER INFORMATION...................................................15

ITEM  1. Legal Proceedings....................................................15

ITEM  2. Recent Sales in Unregistered Securities...........................15-16

ITEM  6. Exhibits and Reports on Form 8-K.....................................16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS


                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     September 30,  December 31,
                                                         2000           1999
                                                      (Unaudited)
                                                     -------------  ------------

Current assets:
     Cash and cash equivalents                       $     24,287  $    282,945
     Prepaid and other current assets                     108,939       114,439
                                                     ------------  ------------

       Total current assets                               133,226       397,384
                                                     ------------  ------------

Furniture and equipment, net                               38,921        48,211
Investments and license acquisition costs               2,369,571     2,370,618
Satellite construction costs                           12,227,017    12,072,873
Deferred stock offering costs                                   0       673,500
                                                     ------------  ------------

                                                       14,635,509    15,165,202

              Total assets                           $ 14,768,735  $ 15,562,586
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $  1,444,682  $    478,334
     Customer advances                                    400,000       400,000
     Accrued liabilities                                1,366,354       460,577
                                                     ------------  ------------

       Total current liabilities                        3,211,036     1,338,911
                                                     ------------  ------------

Stockholders' equity:
     Preferred stock, $0.0004 par value; 5,000,000
     shares authorized; 34,231 issued and
     outstanding at September 30, 2000                         14          --
     Common stock, $0.0004 par value; 50,000,000
       shares authorized; 15,323,107 and 14,354,911
       issued and outstanding at September 30, 2000
       and December 31, 1999, respectively                  6,149         5,762
     Capital in excess of par value                    28,862,053    26,968,174
     Warrants                                           2,994,747     1,890,436
     Note receivable from stockholder                     (60,000)      (60,000)
     Deferred stock-based compensation                   (842,237)   (1,532,582)
     Deficit accumulated during the development
       stage                                          (19,403,027)  (13,048,115)
                                                     ------------  ------------
         Total stockholders' equity                    11,557,699    14,223,675
                                                     ------------  ------------

              Total liabilities and stockholders'
                equity                               $ 14,768,735  $ 15,562,586
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

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       April 25, 1990
                                    Three Months Ended          Nine Months Ended      (Inception) to
                                       September 30,              September 30,         September 30,
                                    2000          1999          2000          1999          2000
                                ------------  ------------  ------------  ------------  ------------

Revenue                         $       --    $       --    $       --    $       --    $    161,420
                                ------------  ------------  ------------  ------------  ------------

Cost and operating expenses:
   Cost of revenue                      --            --            --            --         127,580
   Marketing and sales               235,288       297,791       902,260       297,791     1,824,883
   General and administrative      2,383,578     1,453,861     5,033,771     3,130,660    17,756,370
   Research and development          181,554       455,606       419,357       814,830     4,431,371
                                ------------  ------------  ------------  ------------  ------------
                                   2,800,420     2,207,258     6,355,388     4,243,281    24,140,204
                                ------------  ------------  ------------  ------------  ------------
     Loss from operations         (2,800,420)   (2,207,258)   (6,355,388)   (4,243,281)  (23,978,784)
                                ------------  ------------  ------------  ------------  ------------

Other income (expense):
   Interest, net                         270        25,804         2,197       101,453      (593,926)
   Equity in loss of
     investees, net                     --            --            --            --        (512,920)
   Gain on sales of
     investments                        --            --            --            --       5,829,218
   Other, net                           --            --          (1,721)         --         (58,355)
                                ------------  ------------  ------------  ------------  ------------
                                         270        25,804           476       101,453     4,664,017
                                ------------  ------------  ------------  ------------  ------------
     Loss before provision
      for income taxes and
      minority interests          (2,800,150)   (2,181,454)   (6,354,912)   (4,141,828)  (19,314,767)

Provision for income taxes              --            --            --            --         (96,835)
                                ------------  ------------  ------------  ------------  ------------

     Loss before minority
       interests                  (2,800,150)   (2,181,454)   (6,354,912)   (4,141,828)   19,411,602)

Minority interests in income of
   consolidated subsidiaries            --            --            --            --           8,575
                                ------------  ------------  ------------  ------------  ------------

     Net loss                   $ (2,800,150) $ (2,181,454) $ (6,354,912) $ (4,141,828) $(19,403,027)
                                ============  ============  ============  ============  ============

Basic net loss per share        $      (0.19) $      (0.15) $      (0.44) $      (0.33)
                                ============  ============  ============  ============

Diluted net loss per share      $      (0.19) $      (0.15) $      (0.44) $      (0.33)
                                ============  ============  ============  ============

Weighted average number of
   shares of common stock,
   basic                          14,946,553    14,266,067    14,615,607    12,665,510
                                ============  ============  ============  ============

Weighted average number of
   shares of common stock,
   diluted                        14,946,553    14,266,067    14,615,607    12,665,510
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

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            April 25, 1990
                                                     Nine Months Ended      (Inception) to
                                                       September 30,         September 30,
                                                     2000          1999          2000
                                                 ------------  ------------  ------------


Reconciliation of net loss to net cash
   used in operating activities:
   Net loss                                      $ (6,354,912) $ (4,141,828) $(19,403,027)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                     11,320        10,737       458,295
     Minority interest's share of net loss               --            --          (8,575)
     Non-cash charges                                 (60,000)         --       1,024,545
     Amortization of stock-based compensation         690,345          --       1,648,100
     Issuance of options and warrants
       for services rendered                        1,776,325        28,859     2,550,623
     Issuance of common stock in connection
       with litigation settlement                        --         324,291       324,391
     Equity in loss of investees, net                    --            --         529,972
     Gain on sales of investments                        --            --      (5,829,218)
     Loss on disposal of equipment                      1,721          --           1,721
     Allowance for losses on advances                    --            --         216,932
     Common stock issued as payment for interest         --            --           7,000
     Decrease (increase) in prepaid and other
       current assets                                   5,500        13,427       (89,735)
     Increase (decrease) in accounts payable and
       accrued liabilities                          2,242,496     1,760,347     2,852,411
     Increase in customer advances                       --            --         400,000
                                                 ------------  ------------  ------------
       Net cash used in operating activities       (1,687,205)   (2,004,167)  (15,316,565)
                                                 ------------  ------------  ------------

Cash flows from investing activities:
   Proceeds from sale of investment                      --            --       1,099,940
   Proceeds from Loral settlement                        --            --       3,573,677
   Purchase of furniture and equipment                 (2,704)      (17,511)     (148,145)
   Satellite construction costs                      (154,144)  (11,892,646)  (12,227,017)
   Organization costs                                    --            --         (28,526)
   Advances to officer                                   --         (60,000)      (91,187)
   Purchase of interest in Continental                   --            --      (2,292,409)
   Investments and license acquisition costs             --      (1,517,187)   (2,726,807)
   Net assets of purchased subsidiaries                  --            --        (147,500)
   Cash transferred from Fi-Tek IV, Inc.
     pursuant to the merger and reorganization           --            --         156,648
   Cash of divested subsidiary                           --            --            (277)
   Purchase of patents                                   --            --         (18,251)
   Proceeds from repayment of advances to
     affiliate                                           --            --         152,500
   Restricted cash on credit line                        --            --         300,000
                                                 ------------  ------------  ------------
       Net cash used in investing activities         (156,848)  (13,487,344)  (12,397,354)
                                                 ------------  ------------  ------------

Cash flows from financing activities:
   Repayment of borrowing under credit line              --            --        (300,000)
   Issuance of debentures                                --            --       4,817,501
   Issuance of preferred and common stock           1,688,710    15,559,354    25,080,007
   Redemption of common stock warrants                   --            --         (19,490)
   Stock issue costs                                 (103,315)     (154,100)     (757,150)
   Purchase of shares                                    --            --          (5,000)
   Payment of debentures                                 --            --      (1,168,445)
   Proceeds from stockholders' loans                     --            --         442,750
   Payment of stockholders' loans                        --            --        (351,967)
                                                 ------------  ------------  ------------

       Net cash provided by financing
         activities                                 1,585,395    15,405,254    27,738,206
                                                 ------------  ------------  ------------

Net increase in cash and cash equivalents            (258,658)      (86,257)       24,287
Cash and cash equivalents, beginning
  of period                                           282,945     1,291,711          --
                                                 ------------  ------------  ------------
Cash and cash equivalents, end of period         $     24,287  $  1,205,454  $     24,287
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

                  The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at September 30, 2000 and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the 2000 interim period presented are not necessarily indicative of expected results for the full 2000 fiscal year.

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


NOTE 2     INVESTMENTS AND LICENSE ACQUISITION COSTS
           -----------------------------------------

           E-SAT, Inc. (E-SAT)

                  In October 1994, the Company and EchoStar Communications, Inc. formed E-SAT for the purpose of filing with the Federal Communications Commission (FCC) for a license to operate a low earth orbit (LEO) satellite system. E-SAT filed a license application with the FCC on November 16, 1994. The Company holds a 20% interest in
           E-SAT. The Company's total investments in E-SAT and license acquisition costs were $2,369,571 as of September 30, 2000. The investment is accounted for using the equity method.

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


NOTE 3     SATELLITE CONSTRUCTION COSTS
           ----------------------------

                  During the construction of the System, the Company is capitalizing all design, engineering, launch and construction costs. Such costs amounted to approximately $12.2 million as of September 30, 2000.

                  On December 15, 1998, the Company and Alcatel Space Industries ("Alcatel") entered into a Memorandum of Understanding and authorization to proceed ("MOU") pursuant to which Alcatel would become the General Contractor for the design, construction and launch services for the Company's planned low earth orbit satellites. Upon signing of the MOU, the Company made a $1 million advance payment to Alcatel. In January and February 1999, the Company made additional payments to Alcatel totaling $1 million for design services.

                  On March 31, 1999, the Company signed construction and launch contracts with Surrey Satellite Technology Limited ("Surrey") and Eurockot, respectively, and made advance payments of $9.8 million in 1999. Total payments under these cancelable contracts will amount to approximately $47 million. In July 1999, the Company, Surrey and Eurockot reached agreements under which $3.2 million of the required milestone payments due in July 1999 totaling $4.8 million were deferred to yet to be agreed upon dates.

                  On October 8, 1999, the Company and Alcatel entered into an agreement under which Alcatel will serve as prime contractor for the construction of the Company's low earth orbit satellite communications system. This agreement becomes effective upon the Company's payment of $14.1 million to Alcatel. As of October 31, 2000 this payment, which was originally due in November, 1999, has not been made and therefore the agreement with Alcatel is not currently in effect.


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

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5     NET LOSS PER SHARE
           ------------------

                  Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted net income per share reflects diluted effects of all outstanding common stock equivalents. Options and warrants to purchase 6,666,737 and 6,018,531 shares of common stock with exercise prices from $0.39 to $5.60 were outstanding as of September 30, 2000 and September 30, 1999 respectively. These options and warrants were excluded from the loss per share calculation for the quarter and the nine month periods then ended as they have the effect of decreasing loss per share.


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

                  During the nine months ended September 30, 2000, the Company sold an aggregate of 35,897 shares of its Series A Convertible Preferred Stock at $30 per share, for an aggregate placement of $1,076,910. The shares of preferred stock have a liquidation preference of $30.00 per share and were initially convertible, at the option of the holder, into ten shares of our common stock, or at a rate of $3.00 per common share. Per the conversion terms, the conversion rate was adjusted based upon the 5-day average closing price of the Company's common stock three months after the shares were issued, because the Company's common stock was trading below $3.00 per share. Commissions were paid to one placement agent in the aggregate amount of approximately $7,000, plus a warrant was issued in July 2000 to the placement agent to purchase 57,586 shares of common stock at the exercise price of $3.00 per share. As of September 30, 2000, 34,231 shares of Series A Preferred Shares were issued and outstanding and accreted dividends totaled $28,112.

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

           Equity Transactions With Non-Employees

                  During the nine months ended September 30, 2000, the Company issued 35,897 shares of the Company's Series A Preferred Stock in exchange for gross proceeds of $1,076,910 in cash. The shares of preferred stock have a liquidation preference of $30.00 per share and were initially convertible, at the option of the holder, into ten shares of our common stock, or at a rate of $3.00 per common share. Per the conversion terms, the conversion rate was adjusted based upon the 5-day average closing price of the Company's common stock three months after the shares were issued, because the Company's common

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           stock was trading below $3.00 per share. In September 2000, 1,666 shares of the Company's Series A Preferred Stock were converted into 29,728 shares of the Company's common stock.

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

                  On June 2, 2000, the Company entered into an agreement to sell shares of its Common Stock, at the Company's option, to Torneaux Ltd., a corporation organized in the Bahamas. In connection with this transaction, the Company issued a Warrant to purchase 250,000 shares of its Common Stock at an exercise price of $1.01 per share for which the fair market value of $294,500 was recorded as an expense and was estimated on the date of grant using the Black Scholes model with volatility of 150%, expected life of 3 years, risk free interest rate of 6% and a fair market value of the common stock of $0.90 per share.

                  In July 2000, the Company granted warrants to purchase 57,586 shares of common stock to a consultant for services rendered. The warrants are exercisable through July 2005 at an exercise price of $3.00 per share. The fair value of such warrants of $69,909 was expensed and was estimated on the date of grant using the Black Scholes model with volatility of 150%, expected life of 5 years, risk free interest rate of 6% and a fair market value of the common stock of $1.38 per share.

                  Also in July 2000, the Company received $100,000 from a private placement of 133,333 shares of Common Stock and granted warrants to purchase 10,000 shares of common stock per previous agreement. The warrants are exercisable through July 2004 at an exercise price of $0.75 per share.

                  In August 2000, the Company granted warrants to purchase 49,000 shares of common stock to a consultant for services rendered. The warrants are exercisable through August 2003 at an exercise price of $0.9062 per share. The fair value of such warrants of $36,309 was expensed and was estimated on the date of grant using the Black Scholes model with volatility of 150%, expected life of 3 years, risk free interest rate of 6% and a fair market value of the common stock of $0.90 per share.

                  In September 2000, warrants for 125,000 shares of common stock were exercised at the reduced price of $.70 per share and a new warrant to purchase an additional 125,000 shares of common stock at

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           an exercise price of $1.1875 per share was issued. The warrants were originally issued in connection with the agreement with Torneaux Ltd. to sell, at the Company's option, shares of its common stock.

                  In September 2000, the Company granted warrants to purchase 200,000 shares of common stock to a consultant for services rendered. The warrants are exercisable through September 2003 at an exercise price ranging from $1.50 to $2.50 per share. The fair value of such warrants of $194,500 was expensed and was estimated on the date of grant using the Black Scholes model with volatility of 150%, expected life of 3 years, risk free interest rate of 6% and a fair market value of the common stock of $1.25 per share. Also in September, the Company sold 84,490 shares of common stock valued at $.9863 per share and granted warrants to purchase 42,245 shares of common stock at an exercise price of $1.1342 per share as per agreement with Torneaux Ltd. The warrants are exercisable through September 2003 at an exercise price of $1.1342 per share.

                  Also in September, the Company issued 29,728 shares of the Company's Common Stock in exchange for 1,666 shares of the Company's Series A Preferred Stock.

                  As of September 30, 2000, the total year-to-date proceeds from the sale of 391,572 shares of Common Stock was $360,482, the total year-to-date proceeds from the sale of 35,897 shares of Series A Preferred Stock was $1,076,910, and the total year-to-date proceeds from the exercise of warrants and options to purchase 266,370 shares of Common Stock was approximately $251,318.


NOTE 7     SUBSEQUENT EVENTS


                  While we continue the fund-raising efforts that are necessary to complete construction of our E-Sat satellite system, our continued cost of operations significantly exceeds our short-term capital. In October, we reduced our monthly operating expenses by discontinuing our NewStar marketing efforts and certain of our engineering efforts in Toulouse, France, so as to concentrate all resources on funding issues. H.Tate Holt, the President of Newstar, will remain on the Board of Directors after his contract terminates at the end of November.

                  On October 5, 2000, the company received gross proceeds of $55,556 from the sale of 63,092 shares of Common Stock and issued a warrant for the purchase of 31,546 shares of Common Stock at an exercise price of $1.0126 per share pursuant to agreement with Torneaux Ltd. Dated June 2, 2000.

                  On October 18, the company issued 29,728 shares of Common Stock as a result of the conversion of 1,666 Series A Preferred Stock.

                  On October 6, 2000 the Company received gross proceeds of $400,000 from the sale to two investors of convertible preferred stock and warrants for common stock. In connection with this stock offering, the company issued: (1) 400 shares of series B convertible preferred stock ("Series B Preferred") and (2) warrants to purchase 83,660 shares of common stock with an exercise price of $1.052 per share and (3) warrants to purchase 83,660 shares of common stock with

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           an exercise price of $1.434 per share. The Series B Preferred may not be converted, and the company has the right to redeem these shares, if the company repays within six months the purchase price plus an additional 5-7% depending on repayment date, plus dividends at a rate of 10% per annum. After six months, the Series B Preferred are convertible into common stock at the lesser of (1) approximately $.96 per share which was the closing bid price at the time of the purchase or (2) 80% of the average of the three lowest closing bid prices of the common stock for the 20 day trading period prior to the conversion date. After six months, the company also has the obligation to register the common stock underlying the warrants and common stock underlying any unredeemed Series B Preferred. Intercoastal Financial Services Corp. receives an agent fee that is in negotiation but is estimated to be 40 shares of Series B Preferred and warrants to purchase 120,000 shares of common stock with an exercise price of $1.052 per share.

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

Plan of Operations

         Throughout 2000, it has been our plan to continue the deployment of our license and the construction of our system. This plan has been, and continues to be, dependent upon our success in raising adequate financing. As of October 31, 2000, difficulties in the satellite industry continue to impede our financing efforts.

         In addition, uncertainty in the United States surrounding utility deregulation has delayed U.S. utility firms from signing pre-launch commitments for the Company's services and from investing in our meter reading system.

         Based upon these financing difficulties, management initiated an intensive effort to identify and commence negotiations with strategic partners who could serve as both customers and financiers of the Company's system - both in and out of the company's target meter reading market. The Company is involved in a number of such discussions and we have retained outside advisors to assist us in identifying and contacting other significant opportunities.

         At the same time, management has initiated efforts to reduce the overall cost of our system and thereby reduce the investment required to commence commercial service.

         The difficulties facing the satellite industry as a whole have also led to delays in raising short-term operating capital. The Company's right to raise capital by selling common shares to the Tourneaux Fund has been limited by the Company's stock price, which, as of October 31, 2000 is below the contractual minimum threshold price of $1.00 per share. As a result, the Company has delayed payment to many of its vendors and delayed payroll to its employees. As of September 30, 2000, the Company's Cash and cash equivalents amounted to $24,287 while its Accounts Payable and Accrued liabilities, including amounts owed to employees, amounted to $2,811,036. Throughout the year, management has continued to focus on reducing operating expenses while concentrating its efforts on raising short term and strategic financing. (See "Subsequent Events").

         We continue to seek to satisfy our fiscal 2000 cash requirements by raising new equity and debt capital, as well as by seeking the exercise of previously issued third-party warrants and stock options. Through September 30, 2000 we issued 35,897 shares of the Company's Series A preferred stock in exchange for gross proceeds of $1,076,910 in cash and the Company has received $251,318 in options and warrants exercised. The Company has also received $360,482 through the private sale of common stock.


Revenues

         The Company remains in the development stage and did not generate revenues in either the three or nine months ended September 30, 2000 or September 30, 1999.

Operating Expenses

         Total operating expenses for the three months ended September 30, 2000 and 1999, were $2,800,420 and $2,207,258 respectively. Total operating expenses for the nine months ended September 30, 2000 were $6,355,388 as compared to $4,243,281 for the nine months ended September 30, 1999. These costs are related to marketing and sales expenses, general and administrative expenses, and research and development expenses.

Marketing and Sales Expenses

         Marketing and sales expenses are primarily the costs of personnel (including non-cash stock compensation) and travel. Marketing and sales expenses for the three months ended September 30, 2000 were $235,288 (8.4% of operating expenses). Marketing and sales expenses for the three months ended September 30, 1999 were $297,791 (13.5% of operating expenses). For the nine months ended September 30, 2000, marketing and sales expenses totaled $902,260 (14.2% of operating expenses). For the nine months ended September 30, 1999, marketing and sales expenses totaled $297,791 (7.2% of operating expenses). This increase in expenses is due to the establishment of our dedicated marketing and sales group in June 1999.

General and Administrative Expenses

         General and administrative expenses include the costs of finance, legal, administrative and general management functions of DBSI. General and administrative expenses for the three months ended September 30, 2000 and 1999 were $2,383,578 (85.1% of operating expenses), and $1,453,861 (65.9% of operating expenses) respectively. The increase of $1,903,111 to $5,033,771 (79.2% of operating expenses) during the nine months ended September 30, 2000, compared to $3,130,660 (73.8% of operating expenses) in the nine months ended September 30, 1999, was primarily due to increased personnel related costs, and increased consulting fees primarily related to our fundraising activities. In addition, in the quarter ending September 2000, $733,500 of deferred stock offering costs were expensed.

Research and Development Expenses

         Research and development expenses represent non-capitalized costs incurred to develop our system. Research and development expenses for the three months ended September 30, 2000 and 1999 were $181,554 (6.5% of operating expenses), and $455,606 (20.6% of operating expenses) respectively. The decrease of $395,473 to $419,357 (6.6% of operating expenses) during the nine months ended September 30, 2000, compared to $814,830 (19.3% of operating expenses) in the nine months ended September 30, 1999, was primarily due to a decrease in consulting expenses of $163,000.

Non-Cash Stock Compensation

         In order to attract and retain personnel, we have granted options to purchase 2,033,106 shares of Common Stock at exercise prices ranging from $0.39 to $2.81 to several employees and service providers. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation of $2,490,337. This amount is being amortized over the vesting periods of the granted options. As of December 31, 1999 the Company had amortized $957,755 of this expense. The Company recognized a total of $690,345 as non-cash stock compensation expense in the nine months ended September 30, 2000. The Company recognized $710,477 in the three months ended September 30, 1999.

Other Income (Expense)

         The Company experienced a non-operating gain of $270 for the three months ended September 30, 2000, as compared to a gain of $25,804 for the three months ended September 30, 1999. The Company had a non-operating gain of $476 for the nine months ended September 30, 2000, as compared to a gain of $101,453 for the nine months ended September 30, 1999. The reduced gains incurred in 2000 were a result of the reduction in net interest due to the reduction of cash and cash equivalents.

Net Loss

         The Company's net loss for the three months ended September 30, 2000 was $2,800,150 compared to $2,181,454 for the three months ended September 30, 1999. Net loss for the nine months ended September 30, 2000 was $6,354,912 compared to a net loss of $4,141,828 for the nine months ended September 30, 1999.


Liquidity and Capital Resources

         The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly cash expenditures averaged approximately $324,000 per month during the third quarter of 2000 which included approximately $78,000 per month for marketing and sales, approximately $185,000 per month for finance, legal, administrative and general management expenses and approximately $61,000 per month for E-SAT research & development. Additional capital will be necessary to expand operations or continue current operations, which will result in further dilution to our stockholders. We cannot be certain that additional funding will be available on acceptable terms or at all.

         Traditionally, we have relied on equity and debt placements to finance our operations. This financing was supplemented from the sale of our interest in entities that held direct broadcast satellite licenses. We no longer have any interest in direct broadcast satellite licensees.

         During the nine months ended September 30, 2000, we received proceeds from the sale of common and preferred stock totaling $1,688,710 before stock issuance costs of $103,315. These transactions included a private placement of 35,897 shares of the Company's Series A preferred stock at $30 per share for an aggregate amount of $1,076,910 before stock issuance costs of $91,666; a private placement of 166,298 shares of the Company's common stock at $1.00 per share for an aggregate of $166,298 before stock issuance costs of $11,641; 133,333 shares of the Company's common stock at $0.75 per share for an aggregate of $100,000; a draw down of Equity 1-A for 84,490 shares of the Company's common share at $0.9863 for an aggregate of $83,333; and proceeds in the amount of $254,530 from the exercise of 271,870 options and warrants.

         In addition to the above, the Company also received $10,851 from the sale of 7,451 shares of common stock to employees pursuant to the 1999 Employee Stock Purchase Plan for the offering periods ended December 31, 1999 and June 30, 2000. The proceeds were used primarily to fund our satellite construction costs and financing activities

         We had cash and cash equivalents of $24,287 and $1,205,454 as of the nine months ended September 30, 2000 and 1999 respectively. We had negative working capital of $3,077,810 as of September 30, 2000, compared to working capital of $941,527 as of the nine months ended September 30, 1999. Until we are able to develop, construct and operate the NewStar System and derive revenues therefrom, we must continue to raise cash from outside sources for operations and for the development of the NewStar System.

         Net cash used in operating activities for the nine months ended September 30, 2000 was $1,687,205, as compared to $2,004,167 for the nine months ended September 30, 1999. The $1,687,205 results from a net loss of $6,354,912 offset primarily by (1) non-cash stock compensation of $690,345 (2) non cash warrants issues of $1,109,651, (3) an increase in accounts payable and accrued liabilities of $2,242,496 arising from increased marketing and general administrative expenses and (4) a decrease in accounts receivable and other current assets of $5,500 due to a reduction in prepaid insurance and employee receivables.

         Net cash used in investing activities for the nine months ended September 30, 2000, was $156,848 compared to $13,487,344 for the same nine months ended September 30, 1999. This was a decrease of $13,330,496 over the nine month period ending September 30, 1999, which was as a result of a decrease in satellite construction costs. Approximately $154,000 of the net cash used in investing activities during the nine months ended September 30, 2000 was related to satellite construction payments made to our satellite contractors in Europe.

         Net cash provided by financing activities for the nine months ended September 30, 2000, was $1,585,395 compared to $15,405,254 for the same nine months ended September 30, 1999. Net cash provided by financing activities during the nine months ended September 30, 2000 was related primarily to the net proceeds from the sale of units of preferred stock and the exercise of options and warrants by our stockholders.

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

Risks and Uncertainties Affecting Future Operating Results

         A number of factors could cause future results to differ materially from historic results. We are a development stage company and as of September 30, 2000, we had no customers. Given our limited operating history and lack of revenues, no assurances can be given that we will be able to construct and implement our system, and, if implemented, to develop a sufficiently large customer base to be profitable.

         While we continue the strategic fund-raising efforts (see "Plan of Operations") that are necessary to our ultimate success, our continued cost of operations significantly exceeds our short-term capital. In addition, we currently estimate that we will require approximately $120 million in capital related to the construction and launch costs associated with our system. No assurance can be given that capital will be available to us on commercially acceptable terms to meet development costs or on terms acceptable to us. The issuance of additional equity securities by us will result in significant dilution of the equity interests of the current stockholders. Selling debt securities such as bonds will increase our liabilities and future cash commitments. In order to comply with development milestones required by the FCC license, we have entered into various development contracts including a satellite construction contract and a satellite launch contract. All of these contracts require that we have available capital which is not currently available.

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

         Successfully addressing the factors discussed above is subject to various risks described in this report and in the Company's SB-2 document filed with the Securities and Exchange Commission on August 10, 2000, as well as other factors that generally affect the market for stocks of development stage, high technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate significantly over relatively short periods of time.


Impact of the Year 2000 Issue

         As of November 1, 2000, we had not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of our critical vendors have reported any material year 2000 problems nor have we experienced any decline in service levels from such vendors.

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

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  RECENT SALES IN UNREGISTERED SECURITIES

(a) During the nine months ended September 30, 2000, the Company sold an aggregate of 35,897 shares of its Series A Convertible Preferred Stock at $30 per share, for an aggregate placement of $1,076,910. The shares of preferred stock have a liquidation preference of $30.00 per share and were initially convertible, at the option of the holder, into ten shares of our common stock, or at a rate of $3.00 per common share. Per the conversion terms, the conversion rate was adjusted based upon the 5-day average closing price of the Company's common stock three months after the shares were issued, because the Company's common stock was trading below $3.00 per share. Commissions were paid to one placement agent in the aggregate amount of approximately $7,000, plus a warrant was issued in July 2000 to the placement agent to purchase 57,586 shares of common stock at the exercise price of $3.00 per share. The offers and sales were made by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. During the three months ended September 30, 2000, 29,728 shares of common stock were issued to one investor upon conversion of 1,666 shares of preferred stock.

(b) On June 2, 2000, the Company entered into an agreement to sell shares of its Common Stock, at the Company's option, to Torneaux Ltd., a corporation organized in the Bahamas. No commission was paid, however, the Company issued a Warrant to purchase 250,000 shares of its Common Stock at an exercise price of $1.01 per share as a finder's fee. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act. During the three months ended September 30, 2000 the Company sold 84,490 shares of common stock to Torneaux Ltd. in accordance with the agreement, resulting in gross proceeds to the Company of $83,333 and issued a warrant to purchase 42,245 shares of common stock at an exercise price of $1.1342 per share.

(c) On July 25, 2000, the Company sold 133,333 shares of its Common Stock to an accredited investor. The stock was sold for $.75 per share resulting in gross proceeds to the Company of $100,000. In addition, the Company issued a warrant to purchase 10,000 shares of its common stock at $.75 per share. transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

(d) In August 2000, the Company granted a warrant to purchase 49,000 shares of its Common Stock to a consultant for past services. The warrant has an exercise price of $0.9062 per share. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

(e) In August 2000, the Company granted to an employee an option to purchase 120,000 shares of Common Stock at $.9062 per share.

(f) In August 2000 a warrant to purchase 125,000 shares of common stock was exercised by an investor at a reduced exercise price of $.70 per share. A new warrant to purchase 125,000 shares of common stock was issued to the same investor at an exercise price of $1.1875 per share. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

(g) In September 2000 the Company granted a warrant to purchase 200,000 shares of its common stock to a consultant as part of an agreement dated September 8, 2000. No commissions were paid. The warrant has an exercise price ranging from $1.50 to $2.50 per share. The transaction was exempt from registration in reliance upon Sec. 4(2) of the Securities Act.










ITEM 6.

         (a)    Exhibits:

                3.4 Certificate of Designation, creating the Series B Convertible Stock
                10.58 Stock purchase agreement dated June 2, 2000 with Courtney Benham
                10.59 Stock purchase agreement dated June 2, 2000 with Codera Wine Group Profit Sharing Plan
                10.60 Stock purchase agreement dated June 2, 2000 with Patrick Watt House Living Trust
                10.61  Stock purchase agreement dated July 25, 2000 with Barbara
                       J. Drew

                27.1  Financial Data Schedule

         (b)    Reports on Form 8-K:  none

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DBS INDUSTRIES, INC.



         DATE:  November 10, 2000      By:  /S/FRED W. THOMPSON
                                            -------------------------------
                                            FRED W. THOMPSON
                                            President

                                       By:  /S/STANTON C. LAWSON
                                            -------------------------------
                                            STANTON C. LAWSON
                                            Director Principal Financial Officer