Form 10KSB
period 2000-12-31
DBS INDUSTRIES INC
filed 2001-04-03
CIK 857502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 2000

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

         YES    X       NO
             --------      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, or will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $ -0-.

     As of March 15, 2001, the aggregate market value for the 19,001,861 shares of the Common Stock, par value $.0004 per share, held by non-affiliates was approximately $7,125,698.

     The number of shares outstanding of registrant's only class of Common Stock, as of March 15, 2001, was 19,704,331 shares of its Common Stock, par value $.0004 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain exhibits required by Item 13 have been incorporated by reference from the Company's previous Form 10-KSBs, Form 8-Ks, and its Registration Statements on Form SB-2.

     Information called for by Items 9 through 12 of Part III have been incorporated by reference to the Company's Proxy Statement for its annual meeting of shareholders to be filed within 120 days of its fiscal year end.


     Exhibit Index is located at Page 29.




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


ITEM 1. BUSINESS

BUSINESS

Overview

We are a telecommunications company dedicated to providing a low-cost satellite-to-Internet data messaging service to and from remote locations. Through our ownership interest in E-SAT, Inc., we are the only company currently licensed by the FCC to provide commercial two-way data messaging services using the code division multiple access, or CDMA, technology and Little LEO, low-earth-orbiting satellites, known as the NewStar System. We expect to begin providing our data messaging services in 2002. Our initial target market is data collection and communications with energy meters in hard to access locations.

Historically, remote and hard to access energy meters have been expensive for utility companies to read as a result of the significant time and labor costs involved in collecting the data. Using low earth orbit satellites, we believe that we will be able to collect data from those meters at a significantly lower cost to utility companies and in a more timely manner. This should also improve the ability of utility companies to manage the distribution of valuable energy resources. By focusing on the collection of data in remote or hard to access locations, we believe we can limit the competition from terrestrial based technologies, like cellular communications, where the infrastructure costs are generally too high to justify implementation.

We have also identified other significant follow-on markets for our data messaging services including, the collection of data from propane tanks, oil and gas wellheads and gas pipelines, checking the inventory and cash status of vending machines and the monitoring of air and water quality of waste disposal sites in various geographic regions.

The NewStar System is designed for use with a small constellation of low earth orbiting satellites. The term "LEO" is shorthand for low-earth-orbit satellites and the term "Little LEO" is shorthand for low-earth-orbit satellites operating in a lower frequency band. The system is designed to use a radio terminal unit that attaches to a customer's meter or other device and transmits data to Little LEO satellites. From the satellites, the information is then transmitted to a ground station that sorts the data and transmits it, via the Internet, to the end user. The two-way features will also allow us to send instructions, messages and updates to the radio terminal unit. Through use of the CDMA technology, the NewStar System is designed to require less transmission power and provide superior noise tolerance. The store and forward design also allows the Little LEO satellites to store data for later transmission to a ground station, minimizing the number of necessary ground stations.

Our Strategy

To achieve our business objectives, we have identified the following key components to our business strategy:

     Providing a reliable, worldwide, two-way data communications network based on existing technologies. We believe that, by incorporating existing and
     proven   technologies  such  as  CDMA
     communications technology and a store-and-forward design into the NewStar System and by using six Little LEO satellites in polar orbits, we will be able to provide reliable, global, two-way data and messaging communications services. The distribution of our satellite constellation in polar orbits is designed to provide us access to all of the earth's populated land mass approximately every hour with each satellite, reducing the potential risks from the loss or outage of one or more satellites.

     Offering a low-cost service. We believe the relatively lower costs involved in designing, constructing, launching and operating the NewStar System, together with lower-powered, relatively inexpensive ground transceivers, will allow us to provide data messaging services to customers in hard-to-access or remote locations at substantially lower rates than competing systems. We have designed our system specifically for the two-way communication of short messages, using fewer satellites than competing near-real time low earth orbit systems. Our system should utilize less complex and less expensive components than those required for larger satellite systems designed to carry voice, video and high-intensity data traffic. Competing Little LEO systems using the older TDMA communications technology will require more satellites and more gateway earth stations than the NewStar System.

     Offering a low-cost ground transceiver. We expect to offer a smaller and lower cost ground transceiver than competing systems by using CDMA technology and an application specific integrated circuit, or ASIC, technology. This should provide us with significant competitive advantage in the marketplace.

     Capitalizing on not being the first to market. We have learned a great deal from earlier commercial satellite operators whose services have not developed as they may have anticipated. This experience has provided us with the ability to market what we believe is a superior system using, among other things, the CDMA technology and lower cost transceivers, to help differentiate our services from those of our competitors.

     Capitalizing on the barriers to entry into our marketplace. The primary barrier to entry into the Little LEO satellite service market in the United States is the acquisition of an operating license from the FCC. Before the FCC issues any additional licenses, it must allocate an additional portion of the frequency spectrum for use, which we do not expect to happen in the near future.

     Directly marketing to large industrial customers and governmental entities. We believe that marketing directly to large industrial customers and governmental entities will ensure greater customer service and support in each geographic region or targeted market than will value-added resellers, and will reduce our selling and administrative expenses for bringing the NewStar System to market. Outside of the United States, it will also aid us in securing any necessary local regulatory and other approvals.

     Capitalizing on the commitment and expertise of our strategic partners. We have successfully assembled a group of investors who we believe are highly qualified strategic partners. We negotiated equity investments totaling $10 million. We received a total investment of $5 million from Eurockot Launch Services, our launch service provider, and Surrey Satellite Technology Limited, our satellite manufacturer. We have received a commitment for an additional $5 million investment from Alcatel Space Industries, our end-to-end system prime contractor, which is contingent on our paying Alcatel $14.1 million to bring into effect the prime contract effective date. As of March 15, 2001 this payment, which was originally due in November, 1999, has not been made and therefore the agreement with Alcatel is not currently in effect. (See "Risk Factors - The contract with our prime contractor could be declared void.").

Development Milestones

The deployment of the NewStar System's six Little LEO satellites is expected to begin in 2002. To date, we have achieved the following milestones:

     Development of the system. We initially conducted research and testing to develop our NewStar System design and were successful in integrating our satellite transmitter and antenna completely within a utility meter.

     Completed proof-of-concept trials. We conducted proof-of-concept demonstrations with 36 electric and natural gas utilities demonstrating Little LEO satellite technology as a viable method to collect data from hard-to-access locations. We conducted a proof-of-concept trial for Pacific Gas & Electric Company, in which data from several natural gas wellhead meters was collected and transmitted by Little LEO satellites to the customer. This trial was completed in April 1995. Subsequently, a series of proof-of-concept demonstrations were conducted in conjunction with ABB Power T&D Company, Inc., commonly referred to as ABB, in which prototype radio terminal units and electric meters were installed at 34 electric utilities in the continental United States and two international utility companies in South America and Canada. Typical trial demonstrations lasted for a 30-day period, and the demonstrations were completed in late 1997. These early trials utilized the Argos System, a satellite location and data collection system operated and controlled by the Centre National d'Etudes Spatiales (France) and the National Oceanic and Atmospheric Administration, or NOAA.

     Granting of FCC License. On March 31, 1998, E-SAT was issued a license by the FCC to provide Little LEO satellite services in the United States.

     Commenced construction of the satellites. On March 31, 1999, we signed a contract with Surrey Satellite Technology Limited for the construction of our constellation of six Little LEO satellites. Should we bring into effect our prime contract with Alcatel Space Industries (see below in this section, "Entered into an agreement with an end-to-end prime contractor for the NewStar System"), our contract with Surrey would be assigned to Alcatel.

     Engaged a launch service provider to deliver our satellites into orbit. On March 31, 1999, we signed a contract with Eurockot Launch Services GmbH, for two launches. Two launches are currently expected to occur in 2002, each for a set of three satellites.

     Acquired controlling interest, subject to FCC approval, of the FCC license and subsequently received FCC approval. On July 31, 1999, we signed a contract with EchoStar to increase our ownership in E-SAT to 80.1%. Pursuant to that agreement, EchoStar has the right to use 20% of the NewStar System's communications capacity. The transfer of control was subject to FCC approval, which was subsequently granted.

     Entered into an agreement with an end-to-end prime contractor for the NewStar System. On October 8, 1999, we signed a contract with Alcatel Space Industries for the final design, construction and delivery to the launch site of six Little LEO satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the NewStar System. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. We have paid $2 million in construction payments to Alcatel, pursuant to which Alcatel completed the preliminary engineering design review for the Company's system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. As of March 15, 2001 this payment, which was originally due in November, 1999, has not been made and therefore the agreement with Alcatel is not currently in effect. (See also, "Risks--The contract with our prime contractor could be declared void.")

     Negotiated equity investments in us by all of our strategic partners. We negotiated equity investments totaling $10 million by Eurockot Launch Services and Surrey Satellite Technology Limited. We also negotiated a potential investment by Alcatel, but that is subject to making the milestone payments necessary to establish the effective date of contract.

     Organized our risk management through insurance. On July 14, 1999, we engaged Frank Crystal and Co. and its subsidiary, International Space Brokers as our exclusive risk management advisors and insurance brokers for both space and ground segments.

     Successfully launched and commissioned first satellite payload. On June 28, 2000, we launched our first satellite payload aboard a SNAP-1 nanosatellite, and completed the in-orbit commissioning in August and September. The satellite, which is not being used for commercial service, has succeeded in its purpose of validating critical design elements that we believe will lead to the successful deployment of our NewStar commercial satellite services in 2002. Surrey Satellite Technology Ltd. completed the payload from design to commissioning in only seven months. On October 20, 2000, the FCC informed the International Telecommunications Union that this payload brought into use the LEOTELCOM-2 international frequency license, under which the Company operates, into service.

     Obtained FCC approval of and completed the transfer of controlling interest of E-Sat to us. On November 21, 2000, the Federal Communications Commission granted our joint application with EchoStar Communications Corporation to transfer control of E-SAT, Inc.'s mobile satellite service license to us. On December 29, 2000, we executed documents for the formal transfer from EchoStar.

Targeted Markets

We have designed the NewStar System to provide low cost, two-way data messaging services to industrial customers throughout the world who need regular, but not real-time, information. By focusing on the non-real-time market, where some delay between data collection and transmission to the customer has insignificant business consequence, we are able to substantially lower the costs of our system, and therefore lower the price to the customer. By focusing on collecting data that is in remote or hard-to-access locations, we reduce our competition from terrestrial technologies, such as cellular communications, which cannot justify the infrastructure expense in each remote location, and we increase the value offered to the customer as a result of their higher costs in those areas.

     Energy Meters

Our initial focus is on energy meters in remote locations. One of our target markets is the United States electric and natural gas utility industries, particularly their high-cost-to-read metering segment which historically required such "meter reading" to be conducted by utility personnel. This labor intensive activity presents logistical issues such as significant travel time to a meter site, rugged terrain, physical risk, restricted sites, environmental issues, and mis-reads requiring additional site visits, all of which can contribute to higher costs for utilities.

Our proposed messaging services are designed to provide a reduction in the cost to gather data from hard-to-access meters. We expect to charge significantly less than the costs utility companies normally incur in sending meter reading personnel out to each of those difficult to reach locations. This provides several advantages including:

     o Planning and decision-making is improved through greater and more timely availability of their consumers' energy-related information.

     o    Estimated billing is eliminated.

     o Service connects and disconnects can be scheduled and performed automatically.

     o Value added features are available such as meter diagnostics, tamper detection, outage reporting, and power quality information.

     o Two-way communication capabilities can substantially reduce customer costs while enabling new customer applications such as initiating remote diagnostics and remote turn-on/turn-off of electric meters.

In the United States, the emergence of automatic meter reading as an accepted technology and the deregulation of the utility industry in a number of states, which has forced utility companies to focus on all aspects of their costs and, in some cases, to compete to retain the meter reading activity, has provided a foundation for us to market our services.

There is also a significant potential market for our services in countries that do not broadly monitor energy consumption. For those countries, implementing or expanding coverage of metering is of significant strategic and economic benefit both as a source of revenue and as a critical component of implementing their energy infrastructure. By working with these countries as they develop their services and providing them with a low-cost alternative to traditional meter reading methods, we believe we can succeed in becoming an integral part of their utility infrastructure.

     Other Markets

We believe other significant markets for our data messaging services include:

     Propane tanks. Currently, most propane tanks are not metered and customers can be invoiced only on fuel delivery. Automated meter reading enables monthly billing based on actual consumption, which improves the distributor's cash flow and, even more important, creates an opportunity for fuel arbitrage. Since the consumer would not need to pay for fuel upon delivery, the distributor can fill customer tanks in the summer or other times, when fuel prices are lower. The consumer also avoids the inconvenience of running out of fuel and enjoys a reduction in the safety issues associated with re-lighting the pilots on their appliances.

     Oil and gas wellheads. In the energy sector, data from particularly remote and hard-to-access oil and gas wellheads can be collected electronically, providing material savings in costs per read. Some of these wellheads are located in areas that are not only extremely remote, but are also high-risk and the physical safety of the meter reader is a real concern. In addition to eliminating the personal safety risk this also will create an opportunity to aggregate data internationally, if the service provider has global coverage.

     Gas pipelines. Monitoring for cathodic protection, flow control and leakage from gas pipelines is another market appropriate for the periodic data transmission from sensors located in isolated areas. Most of the cathodic, flow control and leakage sensors around the world are read manually, which is a tedious process, frequently using helicopters for typical pipeline terrain. Given the cost of product flowing through the pipeline and the ecological impact of a pipeline failure, energy companies are motivated to quickly identify any failures as well as the sources of the problem.

     Vending machines. Vending machines can use our proposed data messaging service for inventory and cash control. By collecting data from each machine on a timely basis, distributors can deliver the right product to the right machine at the right time, thereby improving sales, the productivity of their route personnel, and greatly simplifying the cash reconciliation process. While most vending machines are not located in hard-to-access places, a system that offers both ease-of-use and complete geographic coverage offers significant benefits to the distributor.

     Environmental and Agriculture. The waste disposal industry, faced with increased public awareness of pollution problems, is required by federal, state, and local governments to closely monitor air and water quality at all waste disposal sites. Collecting data from these locations and reporting it to both operating and regulatory agencies is well suited to our proposed services. In addition, we believe that existing irrigation systems can become more efficient through timely monitoring of usage data.

The NewStar System

The NewStar System is designed to minimize infrastructure investment and maximize efficiency by utilizing a small constellation of Little LEO satellites with the ability to reach markets not readily accessible by terrestrial technologies. We expect that the aggregate cost to construct and launch the NewStar System into commercial service will be approximately $120 million, in addition to the approximately $12.2 million which has been spent through December 31, 2000.

The NewStar System's radio terminal units will attach to a customer's meter or other device and transmit data to the satellites using CDMA technology. From these Little LEO satellites, the data is transmitted to ground stations, which sort the data and transmit the information to our customers via the Internet. The two-way service also allows our customers to send instructions, messages, and updates to their remote meters or other devices. The following illustrates the data collection and dissemination process:

                                [GRAPHIC OMITTED]


         Space Segment

The constellation to be launched will consist of six satellites. We plan to initially launch three satellites on a single launch vehicle in a circular, near polar orbit at an altitude of approximately 550 miles and a 99 degree inclination angle. At this altitude, there will be fourteen revolutions per satellite per day, taking about 100 minutes per orbit. After the initial three satellites are deployed and become operational, and the system is established, an additional three satellites will be deployed in a second near-polar orbital plane within FCC guidelines. These Little LEO satellites, which will weigh about 110 kg each, will be almost constantly illuminated by the sun, thereby significantly reducing battery usage. Supplemental battery power will be required only for power load leveling, occasional brief eclipse periods and contingencies. Based on the current design, we estimate that each satellite will operate for a period of five years.

The satellites will consist of two functional segments, the platform and the payload. Put simply, the platform is the structure part of the satellite. The payload is the radio frequency equipment on board the satellite that allows it to communicate with earth-based transceivers. The platform provides the payload with power and thermal control, allowing it to operate and perform the mission. The platform provides the altitude control in order to keep the payload antenna pointing towards the earth. Orbit determination and control is performed by the platform in order to maintain the proper constellation configuration.

The FCC license  will allow us to operate  from earth to the  satellites  in the
148.0000 - 148.905 MHz band and from the satellites to the earth in the 137.0725 to137.9275 MHz band. The communications plan for our system will utilize direct sequence spread spectrum multiple access transmission for service links, from meter to satellite, and feeder links, from ground station to satellite. This modulation technique is designed to allow the communications to distinguish between messages and the background noise emanating into space.

Due to the continuing growth of electrical and electronic equipment, such as personal paging systems that incorporate wireless communication technology, the radio frequency spectrum has become crowded or "noisy." Commercial applications demand reliable communication systems. This objective is harder to achieve with conventional solutions because of numerous wireless systems creating more noise in the frequency bands of operation. CDMA is designed to enable our system to provide high functionality in a noisy radio frequency environment and achieve those particular data transmission objectives.

With most conventional modulation techniques, energy concentration is maximized for a narrowband transmission channel. While narrowband solutions opt for a single carrier channel, the transmitted signal must be strong enough to be recognized over the background noise. Therefore, terminals operating in a narrowband technique must have relatively high power capability. CDMA spreads the data signal over the entire band of operations reducing the power required by a terminal unit to transmit data to a satellite. Through E-SAT, we are presently the only commercial Little LEO system operator licensed in the United States to implement CDMA in its communications protocol.

     Ground Segment

Rather than using traditional technology that transmits the data to a ground station as soon as it is received, the non-real-time nature of our markets allows us to use a store-and-forward design. Our satellites are designed to receive the information from terminals on the ground, store it in memory and hold all of the data until they pass over a ground station. This allows us to use fewer ground stations, reducing costs and radio frequency licensing and coordination requirements. We currently intend to locate our initial ground station on Svalbard Island in Spitzbergen, Norway, and are evaluating certain sites in other countries for additional service.

The mission control center will manage the collection and retrieval of data. It will interface with ground stations and a satellite control center. The satellite control center will communicate directly with and provide overall operational control of the satellites. The mission center location is currently in review and the satellite control center is currently planned to be located in the United Kingdom.

Secure Internet communication with customers is a crucial part of the NewStar System. Data collected or delivered will utilize the Internet as a global, cost-effective vehicle to disseminate data and maximally automate the customer servicing system. Data will lack meaningful descriptors or customer identification and so should have no meaning if intercepted, but may also be encrypted.

     Terminals

The system is also comprised of remote terminal units that will connect to a device such as an electric utility meter and allow that device to send and receive signals to and from the system. The terminal will provide the communication link between the meter and our satellites. A relatively low-cost terminal is a key success factor for this business plan and, for that reason, we intend to strictly control the development and manufacturing of the terminals.

The complete terminal unit will consist of two parts, the core engine and the fixed asset interface module. The core engine will include a programmable controller unit and will incorporate the cost-saving benefits of the ASIC technology. This will allow us to manufacture the terminals at a lower cost. The fixed asset interface module will be optimized for the specific application, such as an electric meter, vending machine or propane tank, and will contain all the application specific functions required to interface the device with the core engine. The interface will also contain any necessary power conditioning components to allow reliable communication between the terminal and the satellites.

During 1998, we worked with SAIT Radio Holland SA to perform studies on antennas for the proposed terminal units and to develop and test prototypes. The development of terminal units was also included as an item under our agreement with Alcatel. (See "Development Milestones--Entered into an agreement with an end-to-end prime contractor for the NewStar System".) We have not yet identified a main subcontractor for the engineering, development and provision of hardware and software for terminal units, or for the manufacture of terminals.

Regulatory Environment

     United States

All commercial non-voice, non-geostationary mobile-satellite services, such as Little LEO satellites, in the United States are subject to the regulatory authority of the FCC. Little LEO operators must obtain authorization from the FCC to launch and operate their satellites and to provide permitted services in assigned spectrum segments.

In November 1994, E-SAT filed an application with the FCC for a license to develop a commercial Little LEO satellite system for data collection and
transmission.   E-SAT  was  one  of  five  applicants  requesting  approval  for essentially the same frequency band but proposing a different use. The five applicants mutually agreed upon a spectrum sharing plan which requires the applicants to share an uplink and downlink frequency band with other satellite systems. In October 1997, the FCC released a report and order which concluded that with use of appropriate transmission techniques, proper system coordination, the time-sharing of frequencies and the adoption of the spectrum sharing plan, there was sufficient spectrum to license all five applicants. Thereafter, E-SAT filed an amendment conforming its application to the guidelines adopted by the FCC report and order.

On March 31, 1998, the FCC approved E-SAT's application for a Little LEO satellite license. Under the license, E-SAT is authorized to launch and operate six Little LEO satellites to provide a two-way, low-cost messaging service in the United States in the 148 to 148.905 MHz for service and feeder uplinks, and the 137.0725 to 137.9725 MHz frequency band for service and feeder downlinks. For its uplink, E-SAT is licensed to utilize 500 kHz of contiguous spectrum in the 148 to 148.855 MHz band that is not shared with the other United States licensees. Some of this spectrum may be required to be operated co-frequency with the French S-80 system, based on inter-governmental agreements between the United States and France. In December 1998, we completed our coordination with France on this shared use. E-SAT is licensed to utilize 148.855 to 148.905 MHz for feeder uplinks. E-SAT will operate in the other 355 kHz of the 148 to
148.905 MHz band on a co-frequency basis with three other companies, Leo One USA Corporation, Final Analysis Communication Services and Orbcomm Corp. In the downlink direction, E-SAT will operate in the band 137.0725 to 137.9275 MHz co-frequency with NOAA satellites, Orbcomm and Final Analysis. E-SAT is obligated to coordinate with the other Little LEO licensees and NOAA, coordinate internationally and engage in consultations as required by Article 14 of the INTELSAT Agreement and Article 8 of the Inmarsat Convention.

In order to maintain the validity of the FCC license, E-SAT must comply at all times with the terms of the FCC license, unless specifically waived or modified by the FCC. The terms include, among other things, system construction milestones. In order to comply with the milestone requirements of the FCC license, E-SAT was required to commence construction of the first two satellites by March 1999 and the remaining four satellites by March 2001. On March 31, 1999, we, on E-SAT's behalf, entered into an agreement with Surrey Satellite for the construction of the Little LEO satellites, and we notified the FCC on April 8, 1999, that we had met the first milestone of the license, commencement of satellite construction by March 1999. The FCC has neither confirmed nor denied our assertion. Because of the competitive nature of the Little LEO market, the other licensees may challenge in the future our timeliness or our ability to meet the conditions of the license. The terms of the FCC license also require that construction, launch and operation of the NewStar System be accomplished in accordance with the technical specifications set forth in the FCC application and consistent with the FCC's rules, unless specifically waived. During the process of constructing the NewStar System, there may be certain modifications to the design set forth in the FCC application that may necessitate regulatory approval.

Assuming continued compliance, the FCC license will remain effective for ten years from the date on which we certify to the FCC that the initial satellites have been successfully placed into orbit and that the operations of the satellites conform to the terms and conditions of the FCC license.

In addition, the FCC must approve the integration of NewStar System's ground transceivers with the fixed devices. If received, the approval would apply to all transceivers to be operated in the United States.

     International Regulations

Landing Rights. In addition to the FCC license for operation of the NewStar System in the United States, we will be required to seek certain "landing rights" in each country in which our ground transceivers will be located. We intend to utilize international clients, partners or affiliates in each country we intend to operate in to obtain such authority. In the event we are unsuccessful in obtaining a foreign license in a particular country, we will be able to offer only one-way, broadcasting from the satellite, data and messaging services in that country.

International Telecommunications Union Coordination. The E-SAT System operates in frequencies that are allocated on an international basis under the authority of the International Telecommunications Union, or ITU. The United States, on behalf of various Little LEO service providers, pursued international allocations of additional frequencies for use by Little LEO systems. In addition to cooperation through the FCC, E-SAT will be required to engage in international coordination with respect to other satellite systems, and in some cases, with terrestrial communication systems. The purpose of this coordination is to ensure, to the maximum extent feasible, that communication systems will be able to operate without unacceptable radio frequency interference from other communication systems. This process, called "satellite coordination," takes place under the auspices of the ITU and is essentially a first come, first served process. That is, earlier filings generally establish some priority over later filings although the ITU encourages applicants to cooperate to enable as many satellite systems as possible to be implemented.

Ownership Interest in E-SAT

E-SAT was incorporated in 1994 in partnership with EchoStar. In connection with the formation agreement, we hold 80.1% of the outstanding shares of E-SAT and EchoStar holds the remaining 19.9%. E-SAT was formed for the purpose of acquiring an FCC license to develop, construct and operate a Little LEO satellite system. In March 1998 the FCC issued the license to E-SAT. In July 1999, we entered into an agreement to acquire an additional 60.1% from EchoStar, to bring our total ownership of E-SAT to 80.1%. The agreement and transfer of control of E-SAT is subject to FCC approval, which was formally requested on May 2, 2000 and approved by the FCC on November 21, 2000. The transfer agreements were executed in December 2000. The terms of the agreement grant EchoStar a 20% undivided interest in the satellite transmission capacity associated with the FCC E-SAT license.

Competition

Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking competitive advantages on an international scale to capture greater share of existing and emerging markets.

In addition to E-SAT, three other commercial entities have been licensed by the FCC to provide Little LEO satellite services in the United States although no other entity has been issued a license to use CDMA communication protocols:
Orbcomm Global, Leo One, and Final Analysis. The FCC also granted a license in 1998 to Volunteers in Technical Assistance to transmit health, research and scientific data on a delayed basis between developing countries and the United States.

Of the three commercial entities, only Orbcomm is currently in service. Orbcomm failed to generate revenue sufficient to cover its debt and filed for Chapter 11 bankruptcy protection in September 2000. Over $800 million has been invested to date in the Orbcomm service, which was initiated in 1996 and consists of approximately thirty satellites, 5 gateway control centers, and 10 gateway Earth stations. Orbcomm aimed at serving on a near-real-time basis the broad data markets of mobile asset tracking of trailers, containers, rail cars, heavy equipment, autos, fishing vessels and barges and U.S. government assets; fixed asset monitoring of oil and gas tanks, pipelines, chemical tanks, electric utility meters, and environmental projects; two-way commercial and U.S. government messaging; home and commercial security systems; and personal messaging. Orbcomm uses time division multiple access (TDMA) narrow band communication protocols.

Other than Orbcomm's existing TDMA based system, we do not believe that any of the other proposed Little LEO systems will be commercially operational in the near term. We believe that we hold an advantage over these potential competitors by having obtained an FCC license for the only CDMA based store-and-forward Little LEO system in the United States; by focusing on a low-cost and highly targeted market; and by achieving international coordination of our designated frequencies through the ITU. Over the course of the next several years, we expect to obtain further advantages over these potential competitors by demonstrating that a CDMA store-and-forward system can offer service at lower cost than those offered by the competition.

Plans for Little LEO systems have also been announced in Australia, Brazil, France, Russia, South Korea, Tonga and Uganda, although we believe that, without additional allocations of spectrum in the United States, these systems will be unable to offer services in the United States, and they will have to reach coordination agreements with all countries who have prior ITU filings for the same spectrum, namely the spectrum license filed by the FCC which it awarded to us.

We expect that potential competitors will include other Little LEO systems, certain geosynchronous or geostationary orbit, or GEO-based systems, terrestrial-based communications systems, LEO satellite systems operating above 1GHz, often called Big LEO systems, and various medium earth orbit, or MEO, systems.

We believe further that we will compete in certain of our market segments with existing operators and users of certain GEO-based systems such as American Mobile and Qualcomm, and companies providing services using the Inmarsat system. American Mobile offers data services, both satellite only and dual-mode, satellite and terrestrial, through a public data network that can reach both densely populated urban areas and sparsely populated rural areas. In 1998, American Mobile acquired Motorola's ARDIS two-way terrestrial-based wireless messaging network, which complements American Mobile's existing satellite-based voice and data communications services. This allows American Mobile to offer a hybrid solution that has the ability, among other things, to serve urban areas and to penetrate buildings. Qualcomm designs, manufactures, distributes and operates a satellite-based, two-way mobile communications and tracking system that provides messaging, position reporting and other services for transportation companies and other mobile and fixed site customers using GEO satellites. In addition, various companies using the Inmarsat system are providing fishing vessel and other marine tracking applications. We believe that the NewStar System will have certain advantages over these other systems, including worldwide coverage and lower equipment costs.

The Big LEO and MEO systems mentioned earlier are expected to provide real time, uninterrupted service. These systems are designed primarily to provide two-way voice services that require larger, more complex satellites than our satellites and larger constellations to provide coverage. As a result, the cost of the Big LEO and MEO systems is significantly greater than those of the NewStar System. However, the marginal cost on a per-message basis of providing services similar to those we will offer could be relatively low for a Big LEO or MEO system that is unable to sell its capacity for voice services. For example, the satellite system operated by Globalstar, L.P. is expected to utilize a multi-billion dollar constellation of 48 satellites--as compared with DBSI's planned system of 6 satellites with an expected construction, marketing and operating cost of approximately $110 million--with those system costs then having to be allocated into each company's pricing structure and pricing strategy.

We also face competition from a wide range of terrestrial technologies, including paging, cellular, and power line carrier systems. Generally, our focus is not to compete with existing and planned terrestrial-based communications systems. However, in particular segments of our market, we believe we may encounter certain of these systems. While providing cost-effective services primarily in metropolitan areas where subscriber densities justify construction of radio towers, terrestrial systems generally do not have sufficient coverage outside metropolitan areas, which makes them less attractive to the hard-to-access and remote location markets that we initially targeted. In addition, we believe that the NewStar System will present an attractive complement to tower-based services because NewStar can provide geographic gap-filler service at affordable costs without the need for additional infrastructure investment. Because of the inherent coverage limitations of a terrestrial-based communications system, we believe that the NewStar System will complement such systems.

SkyTel, for example, provides paging messaging services in U.S. cities and is using its messaging network to provide fixed location services, specifically utility meter reading in urban areas. Hunt Technologies and Distribution Control Systems provide power line carriers (PLC) solutions, using very low frequencies to transmit messages over power distribution lines, typically transmit data one-way and very slowly. Phone line carriers, which use a dedicated common carrier telephone service, are constrained by industry infrastructure transaction volume and addressability limitations. Cellemetry, which operates within the control channel of common carrier cellular frequencies, and Cellular Digital Packet Data, which uses common carrier cellular frequencies to send messages in high speed bursts during the idle time in voice transmission, require local infrastructures to operate. The triple shortcomings of these systems - namely (1) lack of instantaneous, cross-continental data collection,
(2) "black holes" and lack of ubiquitous coverage, and (3) high incremental infrastructure and per message costs outside concentrated population centers - are all competitive advantages for the NewStar system.


Employees

As of December 31, 2000, we had eight full-time employees. We consider our relationship with our employees to be good.

                                  RISK FACTORS


RISK FACTORS

An investment in shares of our Common Stock is very risky. You should carefully consider the risks described below in addition to other information in this filing. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our Common Stock could decline due to any of these risks, and you could lose all or part of your investment.

We are a development stage company and we do not have any customers.

We are a development stage company and as of March 15, 2001, we had no customers. Although we previously recorded gains from the sale of interests in entities which own direct broadcast satellites licenses, we have not earned any significant operating revenues since our formation. Given our limited operating history and lack of revenues, we cannot assure you that we will be able to construct and implement the NewStar System, and, if implemented, to develop a sufficiently large customer base to be profitable.

We  have  incurred   significant  losses  and  expect  to  continue  to  do  so.
Additionally, we will require further financing. These circumstances raise substantial doubt about our ability to continue as a going concern.

We expect our operating expenses to significantly increase as our satellite system reaches its critical stages of development. We recorded operating losses of approximately $6,557,000 for 2000 and approximately $6,029,000 for 1999, and do not anticipate any revenues during the year 2001. We expect to continue to incur substantial and increasing operating losses and negative net cash flow until our satellite system is developed, deployed and operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as discussed in the report of our independent accountants. Our management is actively pursuing various financing alternatives to finance our operations.

We currently estimate that we will require approximately $120 million in capital related to the construction, launch and operations costs associated with our satellite system. Given the risks in an undertaking of this nature, we cannot assure you that actual cash requirements will not exceed our estimates. In particular, additional capital, over and above amounts anticipated, will be required in the event that we:

     o incur unexpected costs in completing the NewStar System design or encounter any unexpected technical or regulatory difficulties;

     o incur delays and additional expenses as the result of a launch or satellite failure;

     o are unable to enter into marketing agreements with third parties or sell our metering services; or

     o    incur any other significant unanticipated expenses.

The occurrence of any of these events would adversely affect our ability to meet our business objectives. If we are unable to obtain a sufficient amount of financing necessary to complete our system and on commercially acceptable terms, our business and future success will be adversely affected.

Difficulties within the satellite industry have increased the difficulty to raise capital.

The difficulties facing the satellite industry, as well as the broad stock market and technology stocks in particular, have led to delays in raising short-term operating capital. If we are unable to obtain a sufficient amount of financing necessary to complete our system and on commercially acceptable terms, our business and future success will be adversely affected.


Future financings will likely result in significant stockholder dilution and may have restrictive conditions.

With the decreased availability of bond markets for satellite financings, we anticipate that we will depend on principally on equity financings to pay for our satellite system. Capital may not be available to us in sufficient amounts to meet the development costs or on terms acceptable to us. The issuance of additional equity securities by us will result in significant dilution to the equity interests of the current stockholders. Should we instead sell debt securities, such as bonds, this would increase our liabilities and future cash commitments. Regardless of whether financing is structured as equity or debt, investors may require pledges of assets, including our ownership interest in E-SAT, or may impose restrictive conditions on the conduct of our business. In the event of a default on such pledges or conditions, it would be unlikely that there will be any assets remaining to be distributed to equity holders.

We are subject to development contract commitments.

In order to comply with development milestones required by the FCC license, we have entered into various development contracts including a satellite construction contract and a satellite launch contract. Entering into these and other development and service contracts are critical to the overall development of the NewStar System. The satellite construction and launch contracts require progress payments of approximately $60 million over a 12 month period. Failure to maintain these contracts would adversely affect our ability to construct the NewStar System. (See "Risk Factor below -- The contract with our prime contractor could be declared void.)

The contract with our prime contractor could be declared void.

We have not made the necessary payments to our prime contractor and, as a result, that contract could be declared void. The Agreement with our prime contractor, Alcatel Space Industries, required a payment at the end of 1999 of approximately $9.1 million in cash and the equivalent of $5 million in Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for our full system development schedule. As of March 15, 2001, this payment has not been made, and Alcatel therefore has the right to consider this contract void. Although Alcatel has verbally indicated that it does not intend to terminate the contract, it has the right to do so. Until the effective date of contract, or "EDC", we continue to have a direct satellite construction contract with Surrey Satellite Technology Limited. At EDC, this contract would be assigned to Alcatel. Any cancellation or termination of these contracts could cause delay in construction of the system and which could result in the loss of the FCC license. (See also "Development Milestones--Entered into an agreement with an end-to-end prime contractor for the NewStar System".)


The technology, design and construction of our satellite system is subject to numerous risks.

The design and construction of the NewStar System is subject to risks associated with a space--based communications system. Although we believe that the NewStar System is based on sound technology, its design will contain certain technology that has not been used in a commercial application. Although we intend to engage contractors that are experienced in the satellite and communications industry, we have no experience in developing, constructing, and operating a satellite based data communications system. The failure of the NewStar System to be constructed, function as designed, or the failure of system components to function with other components or to specification could result in delays, unanticipated costs, and loss of system performance, thereby rendering the NewStar System unable to perform at the quality and capacity levels anticipated.

Future advances in the industry could make our services obsolete.

Future advances in the telecommunications industry could lead to new technologies, products or services competitive or superior to the products or services to be provided by us. Such technological advances could also lower the costs of other products or services that may compete with the NewStar System, resulting in pricing pressures on our products and services, which could adversely affect our business and results of operations.

Our satellite system may experience unscheduled delays that could harm our business or lead to the loss of the FCC license.

Delays  and  related  increases  in  costs  in  the  construction,   launch  and
implementation of the NewStar System could result from a variety of causes, including:

     o delays encountered in the construction, integration and testing of the NewStar System;

     o    launch delays or failures;

     o delays caused by design reviews in the event of a launch vehicle failure or a loss of satellites or other events beyond our control;

     o further modification of the design of all or a portion of the NewStar System in the event of, among other things, technical difficulties or changes in regulatory requirements;

     o our failure to enter into agreements with marketing providers on terms acceptable to us; and

     o the failure to develop or acquire effective applications for use with the NewStar System.

We cannot assure you that the Little LEO satellites or the data and messaging services we intend to provide will be available on a timely basis, or at all. A significant delay in the completion of the NewStar System could erode our competitive position, could result in cancellation of the FCC license, and could have a material adverse effect on our financial condition and results of operations.

We will face many risks associated with the launching of satellites.

Satellite launches are subject to considerable risks, including the possible failure of the launch vehicle, which may result in the loss or damage to the satellite or its deployment into an incorrect or unusable orbit. Each launch is expected to carry three Little LEO satellites. Consequently, an unsuccessful launch could adversely affect one-half of our planned satellite constellation. We intend to obtain a certain amount of insurance to cover some of our potential losses in this area, but we cannot assure you that the insurance will cover all incidents or be in a sufficient amount to cover the losses.

We have entered into a launch services agreement with Eurockot Launch Services GmbH, headquartered in Bremen, Germany to provide for two payload launches from a launch site in Plesetzk, Russia during specified periods. Eurockot has limited experience in launching commercial satellites. Further, it is anticipated that any launch must be approved by a governmental agency of the Russian Federation. We do not know whether the launches will be approved by the Russian Federation or if the launches will take place as planned. The failure of the launches or the occurrence of any problems generally associated with satellite launches would have an adverse effect on us.

Our satellites may malfunction or fail prematurely.

A number of factors will affect the useful lives of the NewStar System's Little LEO satellites, including the quality of construction, the expected gradual environmental degradation of solar panels, the amount of fuel on board and the durability of component parts. Random failure of satellite components could result in damage to or loss of a satellite. In rare cases, satellites could also be damaged or destroyed by electrostatic storms, high levels of radiation or collisions with other objects in space. Any premature loss of satellite performance or capacity could have a material and adverse effect on the efficiency of the overall system and the operation of the NewStar System.

We will only be able to obtain a limited amount of satellite insurance.

We expect to obtain launch insurance for each of our satellite launches and have engaged Frank Crystal & Co. and its subsidiary, International Space Brokers, Inc. to provide risk management counsel in obtaining insurance coverage for our planned Little LEO satellite constellation. This insurance would, in the event of a launch failure, provide funds for replacement launch satellites. In addition, we expect to obtain satellite replacement insurance, which would provide funds for rebuilding satellites damaged in construction, shipment or launch. In the event a covered loss occurs, we will need to satisfy the insurance underwriters that the technological or other problems associated with the covered loss have been addressed prior to continuing the launch process. The launch and replacement insurance marketplace is volatile and we do not know whether launch or replacement insurance, or both, will be available to us, or if available, will be available on terms acceptable to us. We will continue to evaluate the insurance marketplace to determine the level of risk we are willing and able to absorb internally as well as the amount of risk we may be able to transfer to third parties.

We are subject to governmental regulation which can be difficult to satisfy.

Our business is subject to both United States and international regulations and licensing. The E-SAT license has several milestones, including:

     o    the  completion of  construction  of the first two satellites by March
          2002,

     o    the launch of those satellites by September 2002, and

     o    the  construction and launch of the remaining four satellites by March
          2004.

Our ability to meet these milestones is dependent on a number of factors many of which are outside of our control. The failure to meet the milestones could result in loss of the FCC license. Furthermore, we will need to secure "landing rights" in various countries where we hope to do business. Failure to secure foreign rights would preclude us from offering our full services in such countries, which would adversely affect our anticipated results of operation. In addition, if financial difficulties arise, we may be unable to meet our obligations under our construction and launch agreements. Any cancellation or termination of these contracts could also result in loss of the FCC license.

The services we intend to provide must be acceptable to the utility industry.

Our success is largely dependent on whether utility and other related companies will contract for services utilizing the NewStar System. Although we have other proposed uses for the data messaging services, utility companies, such as gas, electrical and water utility companies, remain the primary focus of our marketing and development efforts. We cannot assure you that we will be successful in completing the development and commercial implementation of our services  using the  NewStar  System.  We must  complete  a number of  technical developments and continue to expand and upgrade the NewStar System's capabilities prior to implementing our services on a full commercial basis. Utility companies typically go through numerous steps before making final decisions which can take up to several years to complete.

Further, utilizing satellite data messaging services is a relatively new and evolving business. It is difficult to predict the future growth of the market or the potential size of the market. Utility companies are testing products from a number of entities developing various communication technologies. The use of the NewStar System is only one possible solution for hard-to-access meter sites. We may not be successful in achieving the adoption of the NewStar System by the utility industry or to a significant extent. In the event that utility companies do not adopt our technology, or do so less rapidly than expected, our future results, including our ability to achieve profitability, will be materially and adversely affected.

The price of ground transceivers will affect the success of our service.

The development of low-cost ground transceivers to collect and transmit data from fixed devices such as meters will be important in the development of a broad utility market for our data messaging services. Ground transceivers must be manufactured and operated at a low cost in order to make our data messaging services attractive to commercial users. It is expected that the cost of ground transceivers will decline as the volume of units produced increases. We must develop a low-cost ground transceiver which requires less power to operate and will be attractive to utility and other companies. However, we cannot assure you that ground transceivers can be developed at a cost and with the capabilities that will attract a large enough commercial subscriber base for us to receive significant revenues or achieve profitability.

We are dependent on third party vendors and consultants.

We have relied on, and will continue to rely on, vendors and consultants that are not our employees to complete the design, construction and implementation of the NewStar System, to market our data messaging services and for representation on regulatory issues. These vendors and consultants must continue to provide the expertise necessary to complete the design and construction of the NewStar System, and we cannot assure you that suitable vendors and consultants will be available in the future, and if available, will be available on terms deemed acceptable to us.

We are dependent on third party manufacturers.

We rely on, and will continue to rely on, outside parties to manufacture parts and equipment for the NewStar System such as meters, transceivers, antennas, and other Little LEO satellite related devices. We cannot assure you that these manufacturers will be able to meet our needs in a satisfactory and timely manner or that we will be able to obtain additional manufacturers when and if necessary. A significant price increase, a quality control problem, an interruption in supply or other difficulties with third party manufacturers could have a material and adverse effect on our ability to successfully provide our proposed services. Further, the failure of third parties to deliver the products, components, necessary parts or equipment on schedule, or the failure of third parties to perform at expected levels, could delay our deployment of the NewStar System. Any such delay or increased costs could significantly harm our business and operating results.

Our failure to effectively manage our growth would harm our future business results.

As we proceed with the development of our satellite system, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, control the operations of the proposed satellites, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel before we begin commercial operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and train sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential subscriber base and business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

We are dependent on key personnel.

Our success is substantially dependent on the performance of our executive officers and key personnel and on our ability to retain and motivate our personnel. The loss of any of our key personnel, particularly Fred W. Thompson, our president, would harm our ability to manage operations and development of the NewStar System, and could have a material and adverse effect on our business, financial condition, and operating results.

Intense competition from existing and new entities could adversely affect our business.

We will encounter competition from other Little LEO satellite systems, as well as from competitive terrestrial-based communication companies. The market for collection and transmission of data from fixed devices such as meters and the potential market for other applications of data messaging services has led to substantial and increasing competition. Many of our present and future competitors using Little LEO satellites have begun to address the collecting and transmitting data from fixed devices and at least one of these competitors has substantially greater

     o    financial, marketing, technical and manufacturing resources,

     o    name recognition, and

     o    experience.

Such competitors may be able to respond more quickly to new or emerging advancements in the industry and to devote greater resources to the development, promotion and sale of their products and services. Our technology must be competitive so that the NewStar System can provide the data transmission service at a cost lower than most of our competitors' systems. We cannot assure you that such competitors will not succeed in developing better or more cost-effective data transmission systems.

We face increased competition as a result of strategic alliances and other consolidation in the industry.

Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that could increase their ability to reach commercial customers or subscribers of data messaging services. Further, terrestrial-based wireless communication systems are already providing data messaging services to the utility industry. Such existing and future competition could affect our ability to form and maintain agreements with utility companies and other customers. We cannot assure you that we will be able to compete successfully against our current and future competitors, and our failure to do so would have a material adverse effect on our business.

Substantially all of our assets consist of our capitalized satellite construction costs and acquisition costs relating to the E-SAT license and these assets may be significantly impaired if we are unable to obtain the necessary financing.

We cannot assure you that we will be able to obtain financing in a sufficient amount for the construction and deployment of our satellite constellation. Our failure to obtain sufficient and timely financing will likely result in our conclusion that the carrying amounts of the capitalized satellite construction costs and the investment in E-SAT are not recoverable. Under generally accepted accounting principles relating to the impairment of assets, we would then be required to write off all or a portion of the capitalized satellite construction costs and our acquisition costs relating to the E-SAT license which would have a material and adverse effect on our business, results of operations and financial position.

Our certificate of incorporation and Delaware law contain certain provisions which could deter takeovers which may prevent you from receiving a premium for your shares.

Provisions of our certificate of incorporation and Delaware law could delay, defer or prevent a change in our control. Our certificate of incorporation contains a fair price provision that requires a certain threshold approval by our board of directors in the event of a merger, sale of assets or other types of business combinations. In addition, our board consists of members who serve staggered three year terms so that only a portion of our board can be removed at the annual meeting of stockholders. Further, the board is authorized to issue preferred stock, the classes and terms of which may be determined by the board. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner, under Delaware law. These provisions in our certificate of incorporation and Delaware law could have the effect of delaying, deferring or preventing a change in control, even if doing so would be beneficial to our stockholders.

We have not paid dividends and are not likely to pay dividends on our Common Stock in the future.

We have not declared or paid any dividends on our Common Stock, and do not anticipate paying any dividends for the foreseeable future. In addition, the holders of our shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive, out of any legally available funds, annual cumulative dividends equal to five percent and ten percent, respectively, of the liquidation preference of their shares. All dividends must be paid on the Series A Preferred Stock and Series B Preferred Stock before any may be declared or paid on the Common Stock. It is also anticipated that if we obtain bond financing or other financing facilities, we will be restricted in our ability to declare future dividends on our Common Stock.

Our stock price is volatile.

Our Common Stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange such as NASDAQ, you may have difficulty reselling any of the shares that you purchase.

The exercise of outstanding options and warrants, and conversion of Series B Preferred Stock may adversely affect our stock price and your percentage of ownership.

In addition to the shares issuable to Torneaux Ltd., as of March 15, 2001, there were outstanding warrants and options to purchase an aggregate of 9,139,609 shares of our Common Stock. Most of the options and warrants have exercise prices greater than the current trading price of our Common Stock. In addition, if the Company does not redeem the Series B Preferred Stock within 180 days of the closing date of October 6, 2000, then the holders have the option to convert their shares into Common Stock at approximately 80% of the then current market price. Conversion of the Series B Preferred Stock and exercise of the outstanding options and warrants may have a detrimental impact on the terms under which we may obtain financing through a sale of our Common Stock in the future since they may hinder our ability to raise capital at a higher market price due to the dilutive effect to new investors. For these reasons, any evaluation of the favorability of market conditions for a subsequent stock offering must take into account any outstanding warrants and options.


ITEM 2. PROPERTIES

We have leased 3,550 square feet at a monthly rate of $12,353, for our principal offices at 100 Shoreline Highway, Suite 190A, Mill Valley, California, on a three-year lease which expires on July 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The following table sets forth the high and low bids quoted for our common stock during each quarter for the past two fiscal year ends and until the quarter ended December 31, 2000, as quoted on the OTC Bulletin Board.


                                     Common Stock

Quarter Ended                     High           Low

December 31, 2000                $0.44          $0.38
September 30, 2000                1.06           0.94
June 30, 2000                     1.69           1.59
March 31, 2000                    3.00           2.19

December 31, 1999                 2.25           2.16
September 30, 1999                2.56           2.44
June 30, 1999                     3.00           2.75
March 31, 1999                    4.97           4.06


These quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions.

As of December 31, 2000, we had 15,601,143 shares of common stock outstanding and 408 stockholders of record. The number of stockholders does not include those who hold our securities in street name.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our Common Stock since our inception. The holders of our shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive, out of any legally available funds, annual cumulative dividends equal to five percent and ten percent, respectively, of the liquidation preference of their shares. All dividends must be paid on the Series A Preferred Stock and Series B Preferred Stock before any may be declared or paid on the Common Stock. We currently intend to retain any additional future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

Preferred Stock Transaction

On October 6, 2000, the Company received proceeds of $400,000 from the sale in a private placement of (1) 400 shares of Series B Convertible Preferred Stock, (2) warrants to purchase 83,660 shares of Common Stock with an exercise price of $1.052 per share and (3) warrants to purchase 83,660 shares of Common Stock with an exercise price of $1.434 per share. During the first 180 days following October 6, 2000, the Series B Preferred Stock may not be converted; and the Company has the right to redeem these shares if the Company repays the purchase price plus an additional 5-7% depending on repayment date, plus dividends at a rate of 10% per annum. After 180 days following October 6, 2000, the Series B Preferred Stock are convertible into Common Stock at the lesser of (1) approximately $.96 per share which was the closing bid price at the time of the purchase or (2) 80% of the average of the three lowest closing bid prices of the Common Stock for the 20-day trading period prior to the conversion date. The Company also has the obligation to register the Common Stock underlying the warrants and, after 180 days, Common Stock underlying any redeemed Series B Preferred Stock. For this transaction, an agent received a fee of 40 shares of Series B Preferred Stock and warrants to purchase 120,000 shares of Common Stock of the Company with an exercise price of $1.052 per share. As of December 31, 2000, 440 shares of Series B Preferred Shares remain outstanding. During fiscal 2000 accreted dividends totaled $10,511. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.



Common Stock Transactions

In September 2000, the Company issued 200,000 shares of Common Stock and a warrant to purchase 200,000 shares of Common Stock to a consultant for services rendered. The warrants are exercisable through September 2003 at an exercise price ranging from $1.50 to $2.50 per share. The fair value of such warrants of $194,500 was expensed and was estimated on the date of grant using the Black Scholes model with volatility of 150%, expected life of 3 years, risk free interest rate of 6% and a fair market value of the Common Stock of $1.25 per share. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

In October 2000, the Company granted a warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $1.31 per share to a financial institution as consideration for its efforts to help raise capital. Warrants to purchase the first 50,000 vested as of the grant date and will expire in October 2004. The remaining warrants to purchase 450,000 shares shall vest upon the closing of transactions that provide cash to the Company based on the success of the financial institution's efforts. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

In December 2000, the Company received from accredited investors proceeds of $100,000 in exchange for 100,000 units, each unit consisting of two shares of Common Stock at a price of $0.50 per share and a warrant to purchase one-quarter of one share of Common Stock at an exercise price of $1.00 per share. In connection with this transaction, a finder's fee of $7,000 was paid, and a warrant was issued to purchase 10,000 shares of Common Stock exercisable at $1.00 per share. The 200,000 shares of Commons Stock were issued in January 2001. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

In December 2000 the Company received from accredited investors proceeds of $500,000 in exchange for 2,000,000 units, each unit consisting of one share of Common Stock at a price of $0.25 per share and a warrant to purchase one share of Common Stock at an exercise price of $0.50. In connection with this transaction, a finder's fee of $35,000 was paid, and a warrant was issued to purchase 100,000 shares of

Common Stock at an exercise price of $0.50 per share. The 2,000,000 shares of common stock were issued in January 2001. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

During fiscal 2000, a total of 65,569 shares of Common Stock were issued for services rendered to a consultant for a total fair value of $36,886 which was expensed during the course of the year. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

During fiscal 2000, a total of 7,451 shares of Common Stock were issued to employees under the 1999 Employee Stock Purchase Plan. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operations

It has been our plan to continue the construction and deployment of our system. This plan has been, and continues to be, dependent upon our success in raising adequate financing. As of March 15, 2001, difficulties in the satellite industry continue to impede our financing efforts.

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

At the same time, management initiated efforts to reduce the overall cost of our system and thereby reduce the investment required to commence commercial service.

The difficulties facing the satellite industry, as well as the broad stock market and technology stocks in particular, have also led to delays in raising short-term operating capital. The Company's right to raise capital by selling common shares to the Torneaux Fund has been limited by the Company's stock price, which, as of March 15, 2001 is below the contractual minimum threshold price of $1.00 per share. As a result, the Company has delayed payment to many of its vendors and certain of its employees have deferred receipt of salaries due. As of December 31, 2000, the Company's cash and cash equivalents amounted to $389,319 while its current liabilities, including amounts owed to employees, amounted to $3,103,019. Throughout the year, management has continued to focus on reducing operating expenses while concentrating its efforts on raising short term and strategic financing. (See "Subsequent Events").

During fiscal 2001 we will continue to seek to satisfy our cash requirements by raising new equity and debt capital, as well as by seeking the exercise of previously issued third-party warrants and stock options. During our fiscal year ending December 31, 2000 we issued 35,897 shares of the Company's Series A preferred stock in exchange for gross proceeds of $1,076,910 in cash and the Company has received $254,530 in options and warrants exercised. The Company has also received $416,040 through the private sale of common stock. During the final four months of fiscal 2000, our preferred shareholders converted 9,998 shares of preferred stock into 179,103 shares of common stock. The Company accreted dividends of $31,510 payable to Series A preferred stockholders as of December 31, 2000.

Also during fiscal 2000 we issued 440 shares of the Company's Series B Preferred Stock in exchange of gross proceeds of $400,000 in cash. The Company accreted dividends of $10,511 to Series B preferred stockholders as of December 31, 2000.

Revenues

The Company remains in the development stage and did not generate revenues in either the year ending December 31, 2000 or the year ending December 31, 1999.

Operating Expenses

Total operating expenses for fiscal 2000 and fiscal 1999, were $6,496,009 and $6,027,229 respectively. These costs are related to marketing and sales expenses, general and administrative expenses, and research and development expenses.

     Marketing and Sales Expenses

Marketing and sales expenses are primarily the costs of personnel (including non-cash stock compensation), consulting and travel. Marketing and sales expenses totaled $1,721,725 (26.5% of operating expenses) and $922,623 (15.3% of operating expenses) in fiscal 2000 and fiscal 1999 respectively. This increase in expenses is due to the establishment of our dedicated marketing and sales group in June 1999. The marketing group was terminated in the fourth quarter of fiscal 2000 in order to reduce our cash expenditures.

     General and Administrative Expenses

General and administrative expenses include the costs of finance, legal, administrative and general management functions of DBSI. General and administrative expenses for fiscal 2000 and 1999 were $4,037,509 (62.2% of operating expenses), and $4,059,310 (67.4% of operating expenses) respectively.

     Research and Development Expenses

Research and development expenses represent non-capitalized costs incurred to develop our system. Research and development expenses for fiscal 2000 and fiscal 1999 were $736,775 (11.3% of operating expenses), and $1,045,296 (17.3% of operating expenses) respectively. Our research and development staff was located in Toulouse, France. During the fourth quarter of fiscal 2000 we terminated our research and development office in France in order to reduce our operating expenses.

     Non-Cash Stock Compensation

In order to attract and retain qualified personnel, we have granted options to purchase Common Stock to several employees. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation. The deferred stock compensation is being amortized over the vesting periods of the granted options. The Company recognized a total of $1,078,857 as non-cash stock compensation expense in fiscal 2000 compared to $957,755 in fiscal 1999.

     Other Income (Expense)

The Company experienced a non-operating loss of $59,940 during fiscal 2000 as compared to a gain of $113,336 during fiscal 1999. The loss incurred in 2000 was a result of increased interest expense due to ongoing cash shortages during the year.

     Net Loss

The Company's net loss for fiscal 2000 was $6,557,549 compared to $5,915,493 for fiscal 1999.


Liquidity and Capital Resources

The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly cash expenditures averaged approximately $309,000 per month during fiscal 2000. However, expenses will increase during fiscal 2001 with the demands of increased efforts in both systems and business development. Additional capital will be necessary to expand operations or continue current operations, which will result in further dilution to our stockholders. We cannot be certain that additional funding will be available on acceptable terms or at all.

Traditionally, we have relied on equity and debt placements to finance our operations. This financing was supplemented from the sale of our interest in entities that held direct broadcast satellite licenses. We no longer have any interest in direct broadcast satellite licensees.

During fiscal 2000, we received proceeds from the sale of common and preferred stock totaling $3,225,442 before stock issuance costs of $636,576. These transactions included:

     - a private placement of 35,897 shares of the Company's Series A preferred stock at $30 per share for an aggregate amount of $1,076,910 before stock issuance costs of $226,809;

     - a private placement of 166,298 shares of the Company's common stock at $1.00 per share for an aggregate of $166,298 before stock issuance costs of $11,641;

     - a private placement of 133,333 shares of the Company's common stock at $0.75 per share for an aggregate of $100,000;

     - a draw down of Equity 1-A for 84,490 shares of the Company's common stock at $0.9863 for an aggregate of $83,333;

     - a draw down of Equity 1-B for 63,092 shares of the Company's common stock at $0.88 for an aggregate of $55,556;

     - proceeds in the amount of $254,530 from the exercise of 271,870 options and warrants.


In addition to the above, the Company also received $10,851 from the sale of 7,451 shares of common stock to employees pursuant to the 1999 Employee Stock Purchase Plan for the offering periods ended December 31, 1999 and June 30, 2000.

We had cash and cash equivalents of $389,320 and $282,945 as of December 31, 2000 and December 31, 1999 respectively. We had negative working capital of $2,216,321 as of December 31, 2000, compared to a negative working capital of $941,527 as of December 31, 1999. Until we are able to develop, construct and operate the NewStar System and derive revenues therefrom, we must continue to raise cash from outside sources for operations and for the development of the NewStar System.

Net cash used in operating activities during fiscal 2000 was $2,385,941, as compared to $3,681,956 for fiscal 1999. The $2,385,941 results from a net loss of $6,557,549 offset primarily by:

     -    non-cash stock  compensation  of $1,078,857

     -    non cash  warrants  issues of  $1,694,718

     - an increase in accounts payable and accrued liabilities of $1,324,107 due primarily to difficulties in raising capital financing and

     - a decrease in accounts receivable and other current assets of $57,061 due to a reduction in prepaid insurance and employee receivables.

Net cash used in investing activities for fiscal 2000 was $96,551 compared to $12,413,265 for fiscal 1999. This decrease of $14,316,714 was as a result of a decrease in satellite construction costs. Approximately $157,000 of the net cash used in investing activities during fiscal 2000 was related to satellite construction payments made to our satellite contractors in Europe.

Net cash provided by financing activities for fiscal 2000, was $2,588,867 compared to $15,086,455 for fiscal 1999. Net cash provided by financing activities during fiscal 2000 was related primarily to the net proceeds from the sale of units of preferred stock and the exercise of options and warrants by our stockholders.

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

Risks and Uncertainties Affecting Future Operating Results

A number of factors could cause future results to differ materially from historic results. We are a development stage company and as of December 31, 2000, we had no customers. Given our limited operating history and lack of revenues, no assurances can be given that we will be able to construct and implement our system, and, if implemented, to develop a sufficiently large customer base to be profitable.

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

Other factors, in addition to those identified in this filing, which could affect future results would include the dependence and uncertainty of utility companies or other commercial customers to utilize such data messaging service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the E-SAT System, satisfying the milestones of E-SAT's FCC license and construction contracts, the fulfillment of contract obligations by suppliers and other third parties, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, obtaining permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in the Little LEO satellite technology, unscheduled
delays  or  technological   difficulties,   satellite  launch  risks,
potential satellite malfunction, limited availability of insurance, results of the Company's financing efforts and marketing conditions, competition, and other risk factors related to the Company's business. Readers of this filing are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance.


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

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

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

Report of Independent Accountants                                   F-1

Consolidated Balance Sheets                                         F-2

Consolidated Statements of Operations                               F-3


Consolidated Statements of Stockholders' Equity                     F-4


Consolidated Statements of Cash Flows                               F-13

Notes to Consolidated Financial Statements                          F-14 to F-29

Exhibits

The following Exhibits are filed with or incorporated by reference into this report:

     (2.1) Plan and Agreement of Reorganization, dated September 30, 1992, entered into with DBS Industries, Inc., Network, Inc, and certain of its shareholders which was previously filed in, and is hereby incorporated by reference to, the Company's Current Report on Form 8-K, date of report, December 2, 1991.(1)

     (3.0)   Restated Certificate of Incorporation, effective May 28, 1997.(1)

     (3.1)   Bylaws, effective February 19, 1999.(1)

     (3.2) Certificate of Amendment of Certificate of Incorporation, effective April 28, 1999.(1)

     (3.3) Certificate of Designations, creating the Series A Convertible Preferred Stock effective January 25, 2000.(8)

     (3.4) Certificate of Designations, creating the Series B Convertible Preferred Stock effective September 25, 2000. (10)

     (3.5) Certificate of Correction to Certificate of Designations of Series B Convertible Preferred Stock, effective October 10, 2000.

     (3.6) Certificate of Amendment to the Certificate of Designations of Series A Convertible Preferred Stock effective March 6, 2001.

     (3.7) Certificate of Amendment to the Articles of Incorporation of E-SAT, Inc. dated December 29,2000

     (4.1) Form of Unit Warrant Agreement, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form S-18, No. 33-31868-D, effective May 11, 1990.(1)

     (4.2)   Specimen Stock Certificate.(1)

     (4.3)   Form of Warrant issued to SJ Capital.(8)

     (10.6)  1993 Incentive Stock Option Plan for DBS Industries, Inc.(1)

     (10.7) 1993 Non-Qualified Stock Option Plan for Non-Employee Directors of DBS Industries, Inc.(1)

     (10.8) 1993 Non-Qualified Stock Option Plan for Consultants of DBS Industries, Inc.(1)

     (10.9) Commercial Lease and Sublease and Consent pertaining to Mill Valley, CA office space.(1)

     (10.20) AXION Royalty Agreement  incorporated by reference to the Company's
             Current Report on Form 8-K dated May 16, 1994.(1)

     (10.24) DBS Industries,  Inc. $3,000,000,  Three-Year Convertible Debenture
             Series B due January 12, 1999, incorporated by reference to the Company's Current Report on Form 8-K dated February 1, 1996.(1)

     (10.25) Memorandum of Understanding between ABB Power T&D Company, Inc. and
             Global Energy Metering Service, Inc. dated February 9, 1996.(1)

     (10.26) Stock Purchase Agreement between Seimac Limited and DBS Industries,
             Inc., comprised of Common Stock Exchange Agreement and Shareholders Agreement both dated December 13, 1995.(1)

     (10.30) DBS Industries,  Inc,. $640,000 Three-Year  Convertible  Debenture,
             Series C. due December 31, 1999.(1)

     (10.31) Employment Agreement between Fred W. Thompson and the Company, dated April 18, 1996.(1)

     (10.32) Employment  Agreement  between  Randall  L.  Smith  and  GEMS  (the
             Company's Subsidiary), dated March 1, 1996.(1)

     (10.33) Employment  Agreement  between  E.A.  James  Peretti  and GEMS (the
             Company's subsidiary) dated April 18, 1996.(1)

     (10.34) 1996 Stock Option Plan.(1)

     (10.36) 1998 Stock Option Plan.(1)

     (10.37) Memorandum of Understanding Between DBS Industries,  Inc. and Matra
             Marconi Space.(2)

     (10.38) Letter of Intent with SAIT-Radio Holland SA.(2)

     (10.39) Purchase   Agreement  with  Astoria  Capital,   L.P.  and  Microcap
             Partners, L.P.(2)

     (10.40) Warrant Agreement with Astoria Capital, L.P. and Microcap Partners,
             L.P.(2)

     (10.41) Employment  Agreement  between Gregory T. Leger and DBS Industries,
             Inc. dated March 1, 1998.(3)

     (10.42) Unit Purchase Agreement with Michael Associates.(4)

     (10.43) Unit Purchase  Agreement with Lodestone  Capital Fund LLC, Fourteen
             Hill Capital, LP, High Peak Limited and Michael Fitzsimmons.(3)

     (10.44) Launch Services  Agreement with Eurockot Launch Services GmbH dated
             March 31, 1999.(4) (Redacted per Confidential Treatment Request)

     (10.45) Satellite  Construction  Agreement with Surrey Satellite Technology
             Limited dated March 31,1999.(4)(Redacted per Confidential Treatment Request)

     (10.46) Amendment to Employment  Agreement between Fred W. Thompson and DBS
             Industries, Inc. dated September 1, 1999.(5)

     (10.47) Amendment to Employment  Agreement between Gregory T. Leger and DBS
             Industries, Inc., dated September 1, 1999.(5)

     (10.48) Employment  Agreement between  Frederick R. Skillman,  Jr., and DBS
             Industries, Inc., dated July 28, 1999.(5)

     (10.49) Amendment to Employment  Agreement  between  Frederick R. Skillman,
             Jr., and DBS Industries, Inc. dated September 1, 1999.(5)

     (10.50) Employment Agreement between H. Tate Holt and DBS Industries,  Inc.
             dated June 1, 1999.(5)

     (10.51) Employment  Agreement between Stanton C. Lawson and DBS Industries,
             Inc. dated October 18, 1999.(5)

     (10.52) Employment Agreement between Randy Stratt and DBS Industries,  Inc.
             dated November 8, 1999.(5)

     (10.53) Prime  Contract  for  E-SAT  Communications   System  between  DBS
             Industries, Inc. and Alcatel Space Industries dated October 8, 1999, and as amended on December 22, 1999.(5) (Redacted per Confidential Treatment Request)

     (10.54) Share Purchase  Agreement  between EchoStar DBS Corporation and DBS
             Industries, Inc. dated July 30, 1999.(5)(Redacted per Confidential Treatment Request)

     (10.55) 2000 Stock Option Plan.(6)

     (10.56) Common  Stock  Purchase  Agreement  between  Torneaux  Ltd. and DBS
             Industries, Inc. dated June 2, 2000.(7)

     (10.57) Amendment to Common Stock purchase  Agreement between Torneaux Ltd.
             and DBS Industries, Inc. dated June 30, 2000. (9)

     (10.58) Stock   Purchase   Agreement   between   Courtney  Benham  and  DBS
             Industries, Inc. dated June 2, 2000. (10)

     (10.59) Stock Purchase Agreement between Codera Wine Group Pension Plan and
             DBS Industries, Inc. dated June 2, 2000. (10)

     (10.60) Stock Purchase Agreement between Patrick Watt House Living Trust and DBS Industries, Inc. dated June 2, 2000. (10)

     (10.61) Stock   Purchase   Agreement   between  Barbara  J.  Drew  and  DBS
             Industries, Inc. dated July 25, 2000. (10)

     (10.62) Registration  Rights Agreement between EchoStar DBS Corporation and
             DBS Industries, Inc. dated December 29, 2000.

     (10.63) Voting   Agreement   between  EchoStar  DBS   Corporation  and  DBS
             Industries, Inc. dated December 29, 2000.

     (21.1)  List of Subsidiaries of DBS Industries, Inc.

     (23.1)  Consent of PricewaterhouseCoopers, LLP.

     (1) Previously filed in, and incorporated by reference to, Form 10-KSB for Fiscal Years July 31, 1993, July 31, 1994, July 31, 1995 and December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, and
          December 31, 1999 or Form 8-K where indicated.

     (2) Previously filed with Registration Statement on Form SB-2 filed on September 16, 1998.

     (3) Previously filed with Registration Statement on Form SB-2 filed on November 30, 1998.

     (4) Previously filed with Registration Statement on Form SB-2 filed on May 3, 1999.

     (5) Previously filed in the Form 10-KSB for the Fiscal Year ended December 31, 1999.

     (6) Previously filed in the Proxy Statement on Schedule 14A filed on April 11, 2000.

     (7)  Previously  filed  in the  Form  8-K  filed  on  June  15,  2000.

     (8) Previously filed with Registration Statement on Form SB-2 filed on August 11, 2000.

     (9)  Previously  filed with Form 10-Q for period ended June 30, 2000.

     (10) Previously filed with Form 10-Q for period ended September 30, 2000.


Reports on Form 8-K

On June 2, 2000, the Company filed a Form 8-K announcing the Company's common stock purchase agreement and related agreements with Torneaux Ltd.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 30, 2001                   DBS INDUSTRIES, INC.


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


Name                        Title                          Date


FRED W. THOMPSON            President, Chairman            March 30, 2001
Fred W. Thompson            Principal Executive Officer

MICHAEL T. SCHIEBER         Director                       March 30, 2001
Michael T. Schieber


JEROME W. CARLSON           Director                       March 30, 2001
Jerome W. Carlson


H. TATE HOLT                Director                       March 30, 2001
H. Tate Holt

JESSIE J. KNIGHT, JR.       Director                       March 30, 2001
Jessie J. Knight, Jr.

STANTON C. LAWSON           Director                       March 30, 2001
Stanton C. Lawson           Principal Financial Officer

ROY T. GRANT
Roy T. Grant                Director                       March 30, 2001

                        Report of Independent Accountants



To the Board of Directors and Stockholders of DBS Industries, Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of DBS Industries, Inc. and Subsidiaries (a development stage company) as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 2000 and for the period from April 25, 1990 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



/s/ PricewaterhouseCoopers LLP


San Francisco, California
March 15, 2001

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

                                                    December 31,
                                         ---------------------------------
                                              2000              1999
Assets
Current assets
    Cash and cash equivalents               $ 389,319         $ 282,945
    Prepaid and other current assets           57,378           114,439
                                        -------------     -------------
      Total current assets                    446,698           397,384
                                        -------------     -------------
Furniture and equipment, net                   32,393            48,211
Investments, advances and other             2,369,088         2,370,618
Satellite construction costs               12,229,907        12,072,873
Deferred stock offering costs                       -           673,500
                                        -------------     -------------
                                           14,631,387        15,165,202
                                        -------------     -------------
        Total assets                     $ 15,078,085      $ 15,562,586
                                        =============     =============

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                       $1,482,476         $ 478,334
    Customer advances                         400,000           400,000
    Accrued compensation                      601,132           207,008
    Other liabilities                         179,410           253,569
                                        -------------     -------------
        Total current liabilities           2,663,019         1,338,911
                                        -------------     -------------
Commitments (Notes 4 and 7)

Stockholders' equity

 Series A Convertible Preferred stock,
  $0.0004 par value; 35,897 shares
  authorized; 25,899 issued and
  outstanding at December 31, 2000
  (liquidation preference $1,076,910)              10                 -
 Series B Convertible Preferred stock,
  $0.0004 par value; 550 authorized;
  440 issued and outstanding at
  December 31, 2000                                 -                 -

 Common stock, $0.0004 par value;
  50,000,000 shares authorized;
  15,601,143 and 14,354,911 issued
  and outstanding at December 31, 2000
  and 1999, respectively                        6,260             5,762
    Capital in excess of par value         29,552,935        26,968,174
    Warrants                                2,911,654         1,890,436
    Note receivable from stockholder                -           (60,000)
    Deferred stock compensation              (450,129)       (1,532,582)
    Deficit accumulated during the
     development stage                    (19,605,664)      (13,048,115)
                                        -------------     -------------
        Total stockholders' equity         12,415,066        14,223,675
                                        -------------     -------------
           Total liabilities and
             stockholders' equity        $ 15,078,085      $ 15,562,586
                                        =============     =============


The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations


                                                                                                      April 25, 1990
                                                                        December 31,                  (Inception) to
                                                        -------------------------------------------    December 31,
                                                             2000            1999            1998          2000

Revenue                                                     $     -         $     -         $     -      $  161,420
                                                        ------------    ------------    ------------   -------------
Cost and operating expenses
    Cost of revenue                                               -               -               -         127,580
    Marketing and sales                                   1,721,725         922,623               -       2,644,348
    General and administrative                            4,037,509       4,059,310       2,198,701      16,758,508
    Research and development                                736,775       1,045,296         797,147       4,748,789
                                                        ------------    ------------    ------------   -------------
                                                          6,496,009       6,027,229       2,995,848      24,279,225
                                                        ------------    ------------    ------------   -------------
      Loss from operations                               (6,496,009)     (6,027,229)     (2,995,848)    (24,117,805)
                                                        ------------    ------------    ------------   -------------
Other income (expense)
    Interest, net                                           (59,940)        113,336          32,421        (656,063)
    Equity in loss of investees, net                              -               -        (100,143)       (512,920)
    Gain (loss) on sale of investments                            -               -        (228,323)      5,829,218
    Other, net                                                    -               -               -         (56,634)
                                                        ------------    ------------    ------------   -------------
                                                            (59,940)        113,336        (296,045)      4,603,601
                                                        ------------    ------------    ------------   -------------
Loss before provision for income taxes
    and minority interest                                (6,555,949)     (5,913,893)     (3,291,893)    (19,514,204)
Provision for income taxes                                   (1,600)         (1,600)         (1,600)       (100,035)
                                                        ------------    ------------    ------------   -------------
      Loss before minority interest                      (6,557,549)     (5,915,493)     (3,293,493)    (19,614,239)

Minority interest in income of consolidated
    subsidiaries                                                  -               -               -           8,575
                                                        ------------    ------------    ------------   -------------
        Net loss                                       $ (6,557,549)   $ (5,915,493)    $(3,293,493)   $(19,605,664)
                                                        ============    ============    ============   =============
Basic and diluted net loss per share                      $   (0.44)      $   (0.45)      $   (0.47)
                                                        ============    ============    ============   =============
Weighted average number of shares of common
    stock, basic and diluted                             14,832,155      13,088,723       6,979,818
                                                        ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity


                                                                                                              Deficit
                         Preferred Stock   Common Stock                                                     Accumulated    Total
                         ---------------   --------------   Capital in                          Deferred    During the     Stock-
                                    Par              Par    Excess of               Notes     Stock-Based   Development    holders'
                          Shares   Value   Shares   Value   Par Value   Warrants  Receivable  Compensation     Stage       Equity

Balance at December
 31, 1990, of DBSN
 as restated
 pursuant to the
 merger on
 December 2, 1992                         301,000  $ 120    $ 46,375   $     -     $     -      $      -     $(219,990)  $ (173,495)
Issuance of common
 stock for
 professional
 services at $1.01
 to $2.14 per share                       520,000    208      47,542         -           -             -             -       47,750
Issuance of common
 stock for cash
 at $.01 to $1.00
 per share                                244,500     98     124,507         -           -             -             -      124,605
Stock issue costs
 for the twelve
 months ended
 December 31, 1991                              -      -     (15,774)        -           -             -             -      (15,774)

Net loss for the
 twelve months
 ended
 December 31, 1991                              -      -           -         -           -             -      (115,339)    (115,339)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1991                      1,065,500    426     202,650         -           -             -      (335,329)    (132,253)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common
 stock for cash
 at $.01 to $1.00
 - per share                            1,317,290    527     538,998         -           -             -             -      539,525
Issuance of common
 stock for
 professional
 services at
 $.01 to $.10
 - per share                              214,240     86      12,338         -           -             -             -       12,424
Issuance of common
 stock in payment
 of stockholder
 loans: June 1992
 at $.01 per share                        230,000     92       2,208         -           -             -             -        2,300
Net loss for the
 seven months ended
 July 31, 1992                                  -      -           -         -           -             -       (90,750)     (90,750)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 July 31, 1992                          2,827,030  1,131     756,194         -           -             -      (426,079)     331,246
------------------------------------------------------------------------------------------------------------------------------------
Shares of Fi-Tek IV,
 Inc. from
 August 3, 1989
 (inception) through
 December 2, 1992                         817,540    327     155,450         -           -             -             -      155,777
Issuance of common
 stock for cash at
 $.01 to $3.20 per
 share                                  1,313,926    527     998,088         -           -             -             -      998,615
Issuance of common
 stock for interest
 at $5.00 per share                        10,000      4       4,996         -           -             -             -        5,000
Issuance of common
 stock for JPS
 common stock on
 September 11, 1992
 at $.80 per share                         61,447     24      49,134         -           -             -             -       49,158
Issuance of common
 stock for
 professional
 services on
 September 11, 1992
 at $.10 per share                          6,679      3         665         -           -             -             -          668



DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                              Deficit
                         Preferred Stock   Common Stock                                                     Accumulated    Total
                         ---------------   --------------   Capital in                          Deferred    During the     Stock-
                                    Par              Par    Excess of               Notes     Stock-Based   Development    holders'
                          Shares   Value   Shares   Value   Par Value   Warrants  Receivable  Compensation     Stage       Equity

Issuance of common
 stock in exchange
 for DBSC common
 stock on
 October 9, 1992,
 at $2.00 per share                         6,375      2      12,748         -           -             -             -       12,750
Redemption of 97,450
 common stock
 warrants on
 October 2, 1992, at
 $8.00 per share                                -      -     (19,490)        -           -             -             -      (19,490)

Issuance of common
 stock
 December 2, 1992,
 at closing of
 acquisition of DBSN
 as a finder's
 fee at $.0004 per
 share                                     25,000     10          -          -           -             -             -           10
Issuance of common
 stock for Axion
 common stock during
 March 1993 at
 $1.60 per share                           50,000     20      79,980         -           -             -             -       80,000
Issuance of common
 stock for DBSC
 common stock on
 July 2, 1993, at
 $1.60 per share                          133,306     53     213,238         -           -             -             -      213,291
Stock issue costs for
 the period from
 August 1, 1992
 through July 31, 1993                          -      -      (6,374)        -           -             -             -       (6,374)
Net loss for the
 twelve months ended
 July 31, 1993                                  -      -           -         -           -             -      (755,040)    (755,040)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
July 31, 1993                           5,251,303  2,101   2,244,629         -           -             -    (1,181,119)   1,065,611
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity



                                                                                                                Deficit
                           Preferred Stock   Common Stock                                                     Accumulated  Total
                           ---------------   ------------    Capital in                          Deferred     During the   Stock-
                                 Par                Par      Excess of               Notes      Stock-Based   Development  Holder
                         Shares Value   Shares      Value    Par Value  Warrants  Receivable   Compensation      Stage     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1993      -     -   5,251,303   2,101    2,244,629         -           -              -   (1,181,119)  1,065,611
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common
 stock for cash
 at $4.00 per
 share(August 1993
   through April 1994)                    102,256      41      411,943         -           -              -            -    411,984
Stock issued in
 exchange for 46%
 of JPS stock on
  November 19, 1993                         3,379       1       10,137         -           -              -            -     10,138
Stock issued for
 professional
 services:
 January 28, 1994,
  at $3.60
    per share                               5,331       2       19,188         -           -              -            -     19,190
 July 29, 1994,
  at $2.00
    per share                               3,833       2        7,663         -           -              -            -      7,665
Stock issued due
 to exercise of
 warrants, at $2.00
 per share
  (March and April 1994)                    2,500       1        4,999         -           -              -            -      5,000
Stock issued for
 interest on
 July 31, 1994,
  at $2.00
  per share                                 1,000       -        2,000         -           -              -            -      2,000
Purchase of shares
 of common
 stock on
 January 28, 1994,
  at $3.20 per share                       (1,563)      -       (5,000)        -           -              -            -     (5,000)
Reacquisition of
common stock
 pursuant to sale of
 investment in Axion
 in May 1994, at $1.60
  per share                               (50,000)      -      (80,000)        -           -              -            -    (80,000)
Net loss for the twelve
 months
  ended July 31, 1994                           -       -            -         -           -              -      (26,909)   (26,909)

------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1994                5,318,039   2,148    2,615,559         -           -              -   (1,208,028)  1,409,679
------------------------------------------------------------------------------------------------------------------------------------

Stock issued for services:
  November 30, 1994,
  at $1.88
  per share                                10,000       4       18,796         -           -              -       18,800
  May 15, 1995,
  at $2.00
  per share                                10,724       4       21,443         -           -              -       21,447     -
  July 15, 1995,
  at $1.60
  per share                                11,373       5       18,192         -           -              -       18,197
Net loss for the
  twelve months ended
  July 31, 1995                                 -       -            -         -           -              -   (1,284,558)(1,284,558)

------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1995                5,350,136   2,161    2,673,990         -           -              -   (2,492,586)   183,565
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common
 stock for 1%
 JPS common stock on
 September 21, 1995
 at $1.20 per share                         9,450       4       11,336         -           -              -            -     11,340



DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity


                                                                                                                Deficit
                           Preferred Stock   Common Stock                                                     Accumulated  Total
                           ---------------   ------------    Capital in                          Deferred     During the   Stock-
                                 Par                Par      Excess of               Notes      Stock-Based   Development  Holder
                         Shares Value   Shares      Value    Par Value  Warrants  Receivable   Compensation      Stage     Equity
Issuance of common
 stock for 20%
 Seimac Limited
 common stock on
 December 13, 1995
 at $4.00 per share                       165,519      66      662,010         -           -              -            -    662,076
Issuance of common
 stock for
 professional services
 at $5.60 per share                         2,934       1       16,427         -           -              -            -     16,428
Net loss for the twelve
 months ended
 December 31, 1995                              -       -            -         -           -              -     (662,877)  (662,877)

------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1995                       5,528,039   2,232    3,363,763         -           -              -   (3,155,463)   210,532
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity


                                                                                                                    Deficit
                             Preferred Stock     Common Stock                                                   Accumulated   Total
                             ---------------     --------------  Capital in                         Deferred    During the    Stock-
                                        Par                Par   Excess of              Notes     Stock-Based  Development  holders'
                              Shares   Value     Shares   Value  Par Value  Warrants  Receivable  Compensation    Stage      Equity

------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1995                  -       -  5,528,039   2,232  3,363,763         -           -           -  (3,155,463)   210,532
------------------------------------------------------------------------------------------------------------------------------------
Warrants issued on
 January 13, 1996,
 to purchase 75,000 shares
 of common stock for
 services rendered at an
 exercise price of $7.30
 per share                                            -       -          -   112,500           -           -           -    112,500
Issuance of common stock
 for cash January 15, 1996,
  at $4.00 per share, less
  noncash issuance cost of
  $63,900                                       200,000      80    736,020         -           -           -           -    736,100
 February 15, 1996, at $5.20
  per share, less noncash
  issuance cost of $19,999                       38,462      15    179,988         -           -           -           -    180,003
Stock issued for services
 January 1 - June 30, 1996,
  at $3.75 per share                             22,743       9     85,277                                                   85,286
 August 15, 1996, at $4.80
  per share                                       6,018       2     28,884                                                   28,886
 September 21, 1996, at
  $5.60 per share                                 4,821       2     26,996                                                   26,998
 July 1 - December 31, 1996,
  at $2.00 per share                              7,605       3     15,207                                                   15,210
 Placement fee associated
  with January 15 and
  February 15, 1996,
  issuances settled through
  issuance                                       19,821       8     83,891                                                   83,899
  of common stock
Net loss for the twelve months
 ended December 31, 1996                              -       -          -         -           -           -  (3,752,583)(3,752,583)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                  5,827,509   2,351  4,520,026   112,500           -           -  (6,908,046)(2,273,169)
------------------------------------------------------------------------------------------------------------------------------------
Stock issued for services
 January 31, 1997, at $1.69
  per share                                       5,088       2      8,586                                                    8,588
 February 14, 1997, at $1.75
  per share                                       4,701       2      8,225                                                    8,227
 February 28, 1997, at $2.00
  per share                                       7,918       3     15,834                                                   15,837
 March 31, 1997, at $1.63
  per share                                         302       -        491                                                      491
 April 10, 1997, at $2.00
  per share                                       7,500       3     14,997                                                   15,000
 April 30, 1997, at $1.50
  per share                                         332       -        498                                                      498
 June 30, 1997, at $1.13
  per share                                      14,578       6     16,394                                                   16,400
 July 9, 1997, at $0.75
  per share                                      15,000       6     11,244                                                   11,250

Net income for the twelve
months ended December 31, 1997                        -       -          -         -            -          -   3,068,917  3,068,917
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  5,882,928   2,373  4,596,295   112,500            -          -  (3,839,129)   872,039
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity



                             Preferred                                                                         Deficit
                                Stock        Common Stock                                                     Accumulated   Total
                          --------------   -----------------  Capital in                          Deferred    During the    Stock-
                                    Par                Par    Excess of               Notes     Stock-Based   Development   holders'
                           Shares  Value   Shares      Value  Par Value   Warrants Receivable  Compensation      Stage      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1997               -      -   5,882,928   2,373  4,596,295    112,500           -             -  (3,839,129)    872,039
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued for
 cash, on April 16, 1998,
 at $2.00 per share                          102,000      41    203,959          -           -             -           -     204,000
Common stock issued upon
 exercise of options, on
 June 11, 1998, at $1.44
 per share                                    12,500       5     17,964                                                      17,969
Common stock issued (voided)
 in connection with
 services rendered
 February 12, 1998, at $0.53
  per share                                   26,209      10     13,906                                                      13,916
 April 1, 1998, at $3.25
  per share                                   10,000       4     32,496                                                      32,500
 May 14, 1998, at $3.75
  per share                                   13,646       6     51,168                                                      51,174
 May 14, 1998, at $3.75
  per share                                  (22,743)     (9)   (85,277)                                                    (85,286)
Common stock issued for cash
 in August and September 1998
 at $2.00 per share net of
 issuance costs of $485,826                2,800,000   1,120  5,113,054                                                   5,114,174
Common stock issued upon
 exercise of options at $0.53
 per share                                    17,202       6      9,128                                                       9,134
Fair value of Common Stock
 warrants committed to
 representing stock issuance
 costs                                                         (973,000)   973,000                                                 -
Fair value of options granted
 in connection with services
 rendered                                                       159,000                                                     159,000

Common stock issued for
 exercise of options $0.60 per
 share 10/1/98                                37,500      15     22,485                                                      22,500
Common stock returned to
 investees at $2.00 per share
 in October 1998                            (400,000)   (160)  (799,840)                                                   (800,000)
Common stock issued upon
 exercise of options $0.531 per
 share in October 1998                        94,375      38     50,075                                                      50,113
Common stock issued representing
 stock issuance costs                          7,500       3     14,997                                                      15,000
Net loss for the year ended
 December 31, 1998                                 -       -          -          -           -             -  (3,293,493)(3,293,493)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               8,581,117   3,452  8,426,410  1,085,500           -             -  (7,132,622) 2,382,740
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity


                            Preferred                                                                          Deficit
                              Stock         Common Stock                                                      Accumulated    Total
                         -------------    ---------------    Capital in                         Deferred      During the     Stock-
                                  Par                 Par     Excess of               Notes     Stock-Based   Development   holders'
                         Shares  Value     Shares    Value    Par Value   Warrants  Receivable  Compensation     Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1998             -      -   8,581,117   3,452    8,426,410  1,085,500           -            -  (7,132,622)  2,382,740
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for
 cash February 1999 at
 $2.50, net of issuance
 costs of $2,104                            50,000      20     122,876                                                      122,896
February 1999 at $3.00,
 net of issuance costs
 of $25,246                                500,000     200   1,474,554                                                    1,474,754
April 1999 at $3.00 per
 share                                   1,666,667     667   4,999,333                                                    5,000,000
Common stock issued upon
 exercise of options
 January, March, August,
 and December 1999
 at $0.53 per share                        195,227      78     103,557                                                      103,635
February 1999 at $0.58                      12,625       5       7,368                                                        7,373
January and February 1999
 at $0.60                                   26,667      11      15,990                                                       16,001
February 1999 at $1.44                      37,500      15      53,891                                                       53,906
February and March 1999
 at $1.45                                  200,000      80     289,920                                                      290,000
January, February, and
 March 1999 at $1.50                       195,084      78     292,548                                                      292,626
January 1999 at $2.80                        8,125       3      22,747                                                       22,750
Common stock issued upon
 exercise of warrants
 January 1999 at $0.50
  per share                                200,000      80      99,920                                                      100,000
 January 1999 at $1.44
  per share                                 11,080       4      15,923                                                       15,927
 January and February 1999
  at $1.50 per share                        64,380      26     183,251     (86,707)                                          96,570
 March 1999 at $2.00
  per share                                  7,500       2      24,673      (9,675)                                          15,000
 February and March 1999
  at $2.10 per share                        33,700      13     111,534     (40,777)                                          70,770
 January - March 1999 at
  $3.00 per share, net of
  issuance costs of $123,80              2,452,000     983   7,239,689      (8,475)                                       7,232,197
 March 1999 at $3.50
  per share net of issuance
  costs of $3,344                           50,000      20     172,035                                                      172,055

Expiration of warrants                                          15,730     (15,730)
Deferred stock compensation                                  2,490,337                           (2,490,337)                      -
Options issued in connection
 with services rendered                                        751,497                                                      751,497
Amortization of deferred stock
 compensation                                                                                       957,755                 957,755
Warrants issued in connection
 with services rendered in
 November and December 1999                                                 22,800                                           22,800
Issuance of common stock in
 connection with Litigation
 settlement in March 1999
 at $5.00 per share                         63,239      25     324,391                                                      324,416
Fair value of Common Stock
 warrants committed to
 representing deferred stock
 issuance costs                                                            673,500                                          673,500
 in December 1999                                                                                                                 -
Warrant issued in connection
 with stock issuance costs                                                (270,000)    270,000                                    -
Note Receivable from
 Stockholder                                                                                        (60,000)                (60,000)
Retirement of Treasury Stock                                                                                                      -
Net loss for the year ended
 December 31, 1999                                                                                            (5,915,493)(5,915,493)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            14,354,911   5,762  26,968,174   1,890,436     (60,000)  (1,532,582) (13,048,115) 14,223,675
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                          Preferred                                                                           Deficit
                            Stock           Common Stock                                                    Accumulated    Total
                        -------------     ----------------- Capital in                          Deferred    During the     Stock-
                                 Par                 Par    Excess of               Notes     Stock-Based   Development    holders'
                        Shares  Value     Shares    Value   Par Value   Warrants  Receivable  Compensation     Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1999           -      -   14,354,911  5,762   26,968,174  1,890,436  (60,000)   (1,532,582)  (13,048,115)  14,223,675
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued
 for cash
 January 2000
  under Employee
  Stock Purchase
  Plan at $1.83                                490                 900                                                          900
 July 2000
  under Employee
  Stock Option
  Plan at $1.43                              6,961      3        9,951                                                        9,954
 June 2000
  at $1.00                                 166,298     67      166,231                                                      166,298
 July 2000
  at $.75                                  133,333     53       99,946                                                      100,000
 September 2000
  at $.9863                                 84,490     34       83,299                                                       83,333
 October 2000
  at $.8805                                 63,092     25       55,531                                                       55,556
Common stock issued
 upon exercise of options
 February 2000
  at $2.1875                                15,000      6       32,807                                                       32,813
 March 2000
  at $.531                                  15,000      6        7,959                                                        7,965
 March 2000
  at $1.45                                  50,000     20       72,480                                                       72,500
 March 2000
  at $1.50                                  10,000      4       14,996                                                       15,000
 April 2000
  at $.5840                                  5,500      2        3,210                                                        3,212
 June 2000
  at $.60                                   37,500     15       22,485                                                       22,500
 June and August 2000
   at $.7235                                10,000      4        7,231                                                        7,235
 December 2000
   at $.584                                  1,375      1          802                                                          803

Cash received for
 common stock to
 be issued                                                     600,000                                                      600,000

Common stock issued
 upon exercise of
 warrants
 March 2000
  at $1.50                                   2,495      1        5,001                                                        5,002
 September 2000
  at $.70                                  125,000     50       87,450                                                       87,500
Common stock issued
 in connection with
 services rendered
 January 2000
  at $2.2937                                 4,687      2       10,748                                                       10,750
 June 2000
  at $1.50                                  66,667     26       99,974                                                      100,000
 September 2000
  at $1.25                                 200,000     80      249,920                                                      250,000
 December 2000
  at $0.5625                                65,569     26       36,856                                                       36,883
 July 2000
  at $2.5875                                 3,672      1        9,500                                                        9,501

Series A Preferred
 Shares issued
 January - July
 2000 at $30.00         35,897     14                        1,076,896                                                    1,076,910
Series B Preferred
 share issued  in
 October, 2000 at
 $1,000                    440      0                          440,000                                                      440,000

Stock issuance costs -
 January to December 2000                                     (636,576)                                                    (636,576)

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity


                        Preferred          Commmon                                                          Deficit
                           Stock            Stock                                                         Accumulated
                       -------------    -------------  Capital in                         Deferred         During the      Total
                                Par              Par   Excess of                Notes    Stock-Based      Development  Stockholders'
                       Shares  Value    Shares  Value  Par Value   Warrants  Receivable  Compensation        Stage        Equity
Series A Preferred
 Shares converted
 September 2000
  at $1.6812           (1,666)   (1)    29,728     12       (11)
Series A Preferred
 Shares converted
 October 2000
  at $1.6812           (1,666)   (1)    29,728     12       (11)
Series A Preferred
 Shares converted
 November 2000
  at $1.70             (3,333)   (1)    58,817     24       (23)
Series A Preferred
 Shares converted
 November 2000
 at $1.6438            (3,333)   (1)    60,830     24       (23)

Options and Warrants
 issued in connection
 with services rendered                                  30,828     693,919                                                 724,747
Warrants issued in
 connection with
 stock issuance costs                                               327,299                                                 327,299

Amortization of
 deferred stock
 compensation                                                                              1,078,856                      1,078,856

Cancellation of
 deferred stock
 compensation                                            (3,597)                               3,597                              -

Repayment of Note
 Receivable from
 Stockholder                                                                     60,000                                      60,000

Net loss for the
 year ended
 December 31, 2000                                                                                        (6,557,549)    (6,557,549)

------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2000     26,339    10 15,601,143  6,260 29,552,935  2,911,654            -    (450,129)    (19,605,664)    12,415,066
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows


                                                                                                      April 25, 1990
                                                                    Year Ended December 31,           (Inception) to
                                                           ----------------------------------------     December 31,
                                                                2000          1999           1998           2000
Cash flows from operating activities
   Net loss                                                $(6,557,549)  $(5,915,493)   $(3,293,493)   $(19,605,664)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                              16,866        15,719         73,122         463,841
     Minority interest's share of net loss                           -             -              -          (8,575)
     Noncash charges                                           673,500             -        573,999       1,758,045
     Amortization of deferred stock-based compensation       1,078,857       957,755              -       2,036,612
     Issuance of options and warrants for services rendered  1,021,218       774,298              -       1,795,516
     Issuance of common stock in connection
      with litigation settlement                                     -       324,391              -         324,391
     Equity in loss of investees, net                                -             -        100,143         529,972
     Loss (gain) on sale of investments                              -             -        228,323      (5,829,218)
     Allowance for losses on advances                                -             -        216,932         216,932
     Common stock issued as payment for interest                     -             -              -           7,000
     Decrease (increase) in accounts receivable and                                                               -
      other assets                                              57,060       (43,301)        48,127         (38,175)
     Increase (decrease) in accounts payable and
      accrued liabilities                                    1,324,107       204,675       (108,264)      1,934,022
     Increase in customer advances                                   -             -              -         400,000
        Net cash used in operating activities               (2,385,941)   (3,681,956)    (2,161,111)    (16,015,301)
Cash flows from investing activities
   Proceeds from sale of investment                                  -             -        199,940       1,099,940
   Proceeds from Loral settlement                                    -             -              -       3,573,677
   Purchase of fixed assets                                          -       (34,394)        (5,523)       (145,441)
   Satellite construction payments                            (157,034)  (10,800,790)    (1,272,083)    (12,229,907)
   Organization costs                                                -             -              -         (28,526)
   Repayment (issuance) of note receivable from stockholder     60,000       (60,000)             -         (31,187)
   Purchase of interest in Continental                               -             -              -      (2,292,409)
   Investments and advances                                        482    (1,518,081)      (407,292)     (2,726,325)
   Net assets of purchased subsidiaries                              -             -              -        (147,500)
   Cash transferred from Fi-Tek IV, Inc. pursuant to the
     merger and reorganization                                       -             -              -         156,648
   Cash of divested subsidiary                                       -             -              -            (277)
   Purchase of patents                                               -             -              -         (18,251)
   Proceeds from repayment of advances to affiliate                  -             -              -         152,500
   Restricted cash on credit line                                    -             -              -         300,000
        Net cash used in investing activities                  (96,551)  (12,413,265)    (1,484,958)    (12,337,057)
Cash flows from financing activities
   Repayment of borrowing under credit line                          -             -              -        (300,000)
   Issuance of debentures                                            -             -              -       4,817,501
   Issuance of common stock                                  2,008,472    15,240,555      4,997,226      25,399,769
   Issuance of Preferred Stock                               1,216,970
   Redemption of common stock warrants                               -             -              -         (19,490)
   Stock issuance costs                                       (636,576)     (154,100)      (442,500)     (1,290,411)
   Purchase of shares                                                -             -              -          (5,000)
   Issuance (Payment) of debentures                                  -             -              -      (1,168,445)
   Proceeds from stockholders' loans                                 -             -              -         442,750
   Payment of stockholders' loans                                    -             -              -        (351,967)
        Net cash provided by financing activities            2,588,867    15,086,455      4,554,726      27,524,708




Net increase (decrease) in cash                                106,374    (1,008,766)       908,657         389,319

Cash and cash equivalents, beginning of period                 282,945     1,291,711        383,054               -



Cash and cash equivalents, end of period                     $ 389,319     $ 282,945     $1,291,711      $  389,319

Supplemental disclosures of cash flow information
   Interest                                                  $  59,940     $   4,672        $     -      $   84,832
   Income taxes                                              $   1,600     $   1,600      $   1,600      $   23,420


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

     The Company was organized as a Delaware corporation on August 3, 1989. Since inception the Company has been in the development stage. The Company's current business plan is to develop a data communication service using a constellation of low earth orbit satellites and the Internet. The Company's financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these consolidated financial statements. Accordingly, the Company has relied primarily upon obtaining equity capital and debt financing to support its operations. The Company does not expect revenue to exceed costs and expenses in 2001 and, accordingly, will continue to incur losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing alternatives. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

      During fiscal 2000, the Company raised approximately $2.5 million, net of stock issuance costs, from warrant exercises and sale of shares of common and preferred stock. However, the Company will need substantial additional capital, at least $120 million, to construct its proposed satellite constellation. Such financing is likely to result in a significant dilution in the equity interests of the current stockholders. The construction of the first two of the six planned satellites was required to commence by April 1999 pursuant to the terms of the Federal Communications Commission
     (FCC) license granted to E-SAT. The Company notified the FCC that it has achieved this milestone by entering into a construction contract on March 31, 1999. These financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

     GEMS is a Delaware corporation in the development stage whose primary activity has been the development of satellite and radio systems for use in automating the control and distribution of gas and electric power by utility companies. GEMS had no significant activity during fiscal 2000.

     In January 1998, the Company created NewStar Limited, a wholly-owned subsidiary organized under the Laws of the Republic of Bermuda to market and sell our service to international customers.

     The Company's investments in E-SAT Corporation, in which the Company has an ownership interest of 80.1%, are accounted for using the equity method. The Company's interest in Seimac Limited was disposed of during 1998 (see Note
     3).

2. Summary of Significant Accounting Policies

     Hereafter, unless otherwise specified, all references to the "Company" include DBS Industries, Inc. and its wholly-owned subsidiaries.

          Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the recoverability of satellite construction costs and the investment in ESAT. Actual results could differ from those estimates.

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

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". The Company reviews satellite construction costs and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, would be calculated based on the excess of the carrying amount of the assets over their fair market value.

          Goodwill

          Goodwill is amortized using the straight-line method over five years. Amortization expense charged to operations for the years ended December 31, 2000, 1999, and 1998, was $1,047, $2,515, and $5,564
          respectively.

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

          Stock-Based Compensation

          The company accounts for stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees (APB No.25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation (SFAS 123). Under APB No.25, compensation expense is based on the difference, if any, between the fair value of the Company's stock and the exercise price of the option on the measurement date, which is typically the date of grant.


          In March of 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.25. Fin 44 was effective July 1, 2000. The implementation of FIN 44 did not have a material impact on the Company's financial statements.

          The Company accounts for options granted to non-employees under SFAS No.123. Under SFAS No.123, options are recorded at their fair value on the measurement date, which is typically the date of grant.


          Net loss per share

          In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings (loss) per share. Under these standards, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects diluted effects of all outstanding common stock equivalents. Options and warrants are excluded from the EPS calculation in loss years due to their antidilutive effect. Diluted net loss per share does not include the effect of the following potential common shares:

                                              Year Ended December 31,
                                       ------------------------------------
                                          2000         1999         1998
          Shares issuable persuant
          to options and warrants:      8,103,582    6,150,994    6,220,695


          Recently issued accounting pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not have a material effect on our financial position or results of operations.

          Reclassifications

          Certain prior period balances have been reclassified to conform to the current year's presentation.

          Segment reporting

          We have determined that we have a single reportable operating segment as defined by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

          Comprehensive income

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for reporting and display of comprehensive income and its components and is effective for periods beginning after December 15, 1997. The Company had no other comprehensive income for all periods presented.

3. Investments In and Advances to Affiliated Companies

          Following is a summary of the Company's significant investment activities:

          E-SAT, Inc. (E-SAT)

          In October 1994, the Company and EchoStar formed E-SAT for the purpose of filing with the FCC for a license to operate a low earth orbit satellite system. E-SAT filed with the FCC on November 16, 1994. The Company holds an 80.1% interest in E-SAT. The Company's total investments in, and advances to, E-SAT as of December 31, 2000 and 1999 was $851,490 for both years. The investment is accounted for using the equity method. The Company's equity in losses of E-SAT for the years ended December 31, 2000 and 1999, were $0.

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

          On July 30, 1999, the Company entered into an agreement with EchoStar under which it will receive 60.1% of E-SAT's shares from EchoStar in exchange for consideration, including the grant of rights to use up to 20% of the satellite capacity of the E-SAT system by EchoStar. As a result of this transaction, which was subsequently approved by the Federal Communications Commission, the Company now owns 80.1% of the E-SAT shares. In connection with the negotiations of the share purchase agreement with EchoStar, the Company paid $1,517,187 to a consultant during 1999 and capitalized such costs in the E-SAT investment account.

          Seimac Limited

          On November 30, 1995, the Company acquired 232,829 shares representing 20% of the voting shares of common stock of Seimac Limited, a Canadian company, pursuant to a stock purchase and exchange agreement in exchange for 165,519 shares of common stock of the Company, valued at $662,010. The Company's investments of $662,010 was $464,255 in excess of the Company's proportionate share of the net book value of Seimac as of November 30, 1995. This excess was amortized over a period of five years. The amortization of this excess book value amounted to $30,949 for the year ended December 31, 1998. This investment was accounted for using the equity method.

          For the year ended December 31, 1998, the Company has recorded its proportionate share of Seimac Limited's net income of $34,381.

          On April 30, 1998, the Company sold its entire interest consisting of 232,829 Seimac shares in exchange for $200,000 in cash and $51,417 in forgiven debt. The Company recorded a loss of approximately $228,000 in connection with this transaction.

4. Satellite Construction Costs

          During the construction of the System, the Company is capitalizing all
          design,  engineering,   launch  and  construction  costs.  Such  costs
          amounted to approximately $12.2 million as of December 31, 2000.

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

6. Commitments

          Operating leases

          The Company and its wholly-owned subsidiaries lease their facilities under noncancelable operating leases which run concurrently and expire in July 2003. Minimum future rental payments under the leases are as follows:

          Year Ending December 31,

                               2001          $ 148,234
                               2002            148,234
                               2003             86,470
                                        ---------------

                                             $ 382,938
                                        ===============


          Total rent expense was $226,268, $150,084, and $82,615 for the years ended December 31, 2000, 1999 and 1998, respectively.

          Other

          Refer to Note 4 for certain contract commitments.

7. Stockholders' Equity

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

          Equity transactions with non-employees

          Preferred Stock Transactions

          During fiscal 2000, the Company sold to accredited investors an aggregate of 35,897 shares of its Series A Convertible Preferred Stock at $30 per share, for an aggregate placement of $1,076,910. The shares of preferred stock have a liquidation preference of $30.00 per share and were initially convertible, at the option of the holder, into ten shares of our common stock, or at a rate of $3.00 per common share. Per the conversion terms, the conversion rate was adjusted to a range between $1.6438 to $1.8625, based upon the 5-day average closing price of the Company's common stock three months after the shares were issued, because the Company's common stock was trading below $3.00 per share. Commissions were paid to one placement agent in the aggregate amount of approximately $7,000, plus a warrant was issued in July 2000 to the placement agent to purchase 57,586 shares of common stock at the exercise price of $3.00 per share. As of December 31, 2000, 25,899 shares of Series A Preferred Shares remain outstanding. Accreted dividends totaled $31,510, based upon a 5% dividend rate per annum.

          On October 6, 2000, the Company received from accredited investors proceeds of $400,000 from the sale in a private placement of (1) 400 shares of Series B Convertible Preferred Stock, (2) warrants to purchase 83,660 shares of Common Stock with an exercise price of $1.052 per share and (3) warrants to purchase 83,660 shares of Common Stock with an exercise price of $1.434 per share. During the first 180 days following October 6, 2000, the Series B Preferred Stock may not be converted; and the Company has the right to redeem these shares if the Company repays the purchase price plus an additional 5-7% depending on repayment date, plus dividends at a rate of 10% per annum. After 180 days following October 6, 2000, the Series B Preferred Stock are convertible into Common Stock at the lesser of (1) approximately $.96 per share which was the closing bid price at the time of the purchase or (2) 80% of the average of the three lowest closing bid prices of the Common Stock for the 20-day trading period prior to the conversion date. The Company also has the obligation to register the Common Stock underlying the warrants and, after 180 days, Common Stock underlying any redeemed Series B Preferred Stock. For this transaction, an agent received a fee of 40 shares of Series B Preferred Stock and warrants to purchase 120,000 shares of Common Stock of the Company with an exercise price of $1.052 per share. As of December 31, 2000, 440 shares of Series B Preferred Shares remain outstanding. During fiscal 2000 accreted dividends totaled $10,511.

               Common Stock Transactions

          On January 13, 1996, the Company issued warrants for the purchase of 75,000 shares of the Company's Common Stock at an exercise price of $7.30. On December 31, 1997, the Company replaced these with new warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.44. These warrants were issued for services rendered and are exercisable through January 2006. As of December 31, 2000, none of these warrants have been exercised.

          On July 9, 1997, the Company issued warrants for the purchase of 200,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. These warrants were issued in connection with a $100,000 short-term loan made by a stockholder of the Company. As of December 31, 1997, the loan had been repaid. These warrants were exercised during 1999.

          In April 1998, the Company granted options to two consulting firms to purchase 400,000 and 233,334 shares of the Company's Common Stock at prices of $1.45 and $1.50 per share, respectively. These options have terms of five years and vest over a one-year period.

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

          In December 1999, the Company granted warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $2.81 per share to a financial institution as consideration for its efforts to help raise capital. The fair value of such warrants of $674,000 was originally recorded as a long term asset and expensed in 2000. The fair value of the warrants was estimated on the date of grant using the Black-Scholes model with volatility of 100%, expected life of 3 years, risk-free interest rate of 5% and fair market value of the Common Stock of $2.25 per share. As of December 31, 2000 a total of 400,000 of these warrants had been cancelled and 100,000 were outstanding.

          During 1999, the Company received proceeds of $598,526 from the exercise of options to purchase 425,084 shares of the Company's Common Stock, and proceeds of $320,768 from the exercise of warrants to purchase 324,160 shares of the Company's Common Stock.

          On June 2, 2000, the Company entered into an agreement to sell shares of its Common Stock, at the Company's option, to Torneaux Ltd., a corporation organized in the Bahamas, an accredited investor. The Company issued a Warrant to purchase 250,000 shares of its Common Stock at an exercise price of $1.01 per share as a finder's fee. In September 2000, warrants for 125,000 shares of Common Stock were exercised at the reduced price of $.70 per share and a new warrant to purchase an additional 125,000 shares of Common Stock at an exercise price of $1.1875 per share was issued. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act. In September 2000, the Company sold 84,490 shares of Common Stock to Torneaux Ltd. in accordance with the agreement, resulting in gross proceeds to the Company of $83,333 and issued a warrant to purchase 42, 245 shares of Common Stock at an exercise price of $1.1342 per share. In October 2000, the Company sold 63,092 shares of Common Stock to Torneaux Ltd. in accordance with the agreement, resulting in gross proceeds to the Company of $55,556 and issued a warrant to purchase 31,546 shares of Common Stock at an exercise price of $1.0126 per share.

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

          In July 2000, the Company received from an accredited investor $100,000 from a private placement of 133,333 shares of Common Stock and granted a warrant to purchase 10,000 shares of Common Stock per previous agreement. The warrants are exercisable through July 2004 at an exercise price of $0.75 per share. No commissions were paid. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

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

          In September 2000, the Company issued 200,000 shares of Common Stock and a warrant to purchase 200,000 shares of Common Stock to a consultant for services rendered. The warrants are exercisable through September 2003 at an exercise price ranging from $1.50 to $2.50 per share. The fair value of such warrants of $194,500 was expensed and was estimated on the date of grant using the Black Scholes model with volatility of 150%, expected life of 3 years, risk free interest rate of 6% and a fair market value of the Common Stock of $1.25 per share. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

          In October 2000, the Company granted a warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $1.31 per share to a financial institution as consideration for its efforts to help raise capital. Warrants to purchase the first 50,000 vested as of the grant date and will expire in October 2004. The remaining warrants to purchase 450,000 shares shall vest upon the closing of transactions that provide cash to the Company based on the success of the financial institution's efforts. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

          In December 2000, options to purchase 70,571 shares of the Company's Common Stock that were previously issued to a Director at prices ranging from $0.060 to $2.19, were transferred to his spouse in connection with his divorce settlement. These warrants are fully vested and have expiration dates ranging between December 18, 2004 and May 22, 2008.

          In December 2000, the Company received from accredited investors proceeds of $100,000 in exchange for 100,000 units, each unit consisting of two shares of Common Stock at a price of $0.50 per share and a warrant to purchase one-quarter of one share of Common Stock at an exercise price of $1.00 per share. In connection with this transaction, a finder's fee of $7,000.00 was paid and a warrant was issued to purchase 10,000 shares of Common Stock exercisable at $1.00 per share. The 200,000 shares of Commons Stock were issued in January 2001. The transaction was exempt from registration in reliance upon
          Section 4(2) of the Securities Act.

          In  December  2000 the  Company  received  from  accredited  investors proceeds of $500,000 in exchange for 2,000,000 units, each unit consisting of one share of Common Stock at a price of $0.25 per share and a warrant to purchase one share of Common Stock at an exercise price of $0.50. In connection with this transaction, a finder's fee of $35,000.00 was paid and a warrant was issued to purchase 100,000 shares of Common Stock exercisable at $0.50 per share. The 2,000,000 shares of Commons Stock were issued in January 2001. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

          During fiscal 2000, the Company received proceeds of $87,500 from the exercise of options to purchase 60,000 shares of the Company's Common Stock, and proceeds of $5,805 from the exercise of warrants to purchase 3,870 shares of the Company's Common Stock.

          During 1999, for services rendered, three consultants who served in an advisory capacity to NewStar Ltd. were issued fully vested options to purchase 22,000 shares of Common Stock of the Company. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

          During 2000, a total of 136,923 shares of Common Stock were issued for services rendered to three consultants for a total fair value of $147,634 which was expensed during the course of the year. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.


          Equity transactions with employees

               Employee Stock Purchase Plan

          The Company has established the 1999 Employee Stock Purchase Plan (the "1999 Plan"), which was approved by the stockholders in June 1999 to serve as a vehicle to attract and retain the services of key employees and to help such key employees realize a direct proprietary interest in the Company. Under the 1999 Plan, employees, including officers, who do not beneficially own stock and/or options totaling 5% or more of the voting power of the Company, will be eligible to participate. However, no participant may be granted rights to purchase more than $25,000 worth of Common Stock (valued at the time the purchase right is granted) for each calendar year in which such purchase rights are outstanding under any other stock purchase plans. An aggregate of 50,000 shares of Common Stock of the Company were reserved for issuance under the 1999 Plan of which 17,295 were issued and outstanding as of December 31, 2000. Employees electing to participate in the 1999 Plan are allowed to deduct from 1% to 10% of their compensation to purchase shares of Common Stock. Twice a year, the employees' accumulated payroll deductions will be used to purchase shares of Common Stock at a price equal to 85% of the closing price of the Common Stock on either the first business day or last business day of the offering period, whichever is lower.

               Employee Stock Option Plans

          In February 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) to consolidate its three existing plans. In May 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of a maximum of 500,000 shares of the Company's Common Stock. In May 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"), which provides for the issuance of a maximum of 1,750,000 shares of the Company's Common Stock. Provisions of the 1996, 1998, and 2000 Plans are substantially similar to those of the earlier plans. The overall purpose of the 1996, 1998, and 2000 Plans is to advance the long-term interest of the Company by attracting, motivating and retaining its employees, directors and consultants with the opportunity to obtain an equity interest in the Company.

          Eligible employees, directors and consultants can receive options to purchase shares of the Company's Common Stock at a price generally not less than 100% of the fair market value of the Common Stock on the date of the grant of incentive stock options. Nonqualified and nonplan options may be granted at a price lower than fair market value. The options granted under the 1996, 1998 and 2000 Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over (i) one year in the case of directors and consultants, and (ii) up to a five-year period in the case of employees. Shares sold under the 1996, 1998 and 2000 Plans are subject to various restrictions as to resale.

          In addition, the Company granted non-plan options to certain employees in connection with their employment agreements.

          Information with respect to plan and non-plan activity is set forth below:



                                                                                              Weighted
                                                                                               Average
                                             Number of     Price per          Aggregate       Exercise
                                               Shares        Share              Price           Price

          Balance, December 31, 1998         2,044,156   $0.40 - $5.60      $  1,741,255         0.85

              Granted                        2,149,700   $0.39 - $5.50         2,759,768         1.28
              Exercised                       (280,144)  $0.53 - $2.80          (203,695)        0.73
              Terminated                       (10,340)      $0.53                (5,491)        0.53
                                             ----------                     -------------
          Balance, December 31, 1999         3,903,372   $0.40 - $5.60         4,291,837         1.10

              Granted                          218,461   $0.91 - $2.59           268,302         1.23
              Exercised                        (84,375)  $0.60 - $2.19           (74,527)        0.88
              Terminated                       (95,571)  $0.60 - $2.19          (145,065)        1.52
                                             ----------                     -------------
          Balance, December 31, 2000         3,941,887                      $  4,340,547         1.10
                                             ==========                     =============


          The following table summarizes information with respect to stock options outstanding at December 31, 2000:



                                                                                       Options
                                            Options Outstanding                      Exercisable
                                   ---------------------------------------     --------------------------
                                                   Weighted
                                                    Average
                                                   Remaining    Weighted                      Weighted
                                                  Contractual    Average                       Average
             Range of                 Number          Life       Exercise        Number        Exercise
          Exercise Price           Outstanding      (years)       Price       Exercisable       Price

          $0.53 - $0.75             1,683,867         7.30      $  0.59        1,540,690      $  0.57
          $1.08 - $1.67             2,054,449         9.49         1.31        1,401,115         1.31
          $2.00 - $2.86               147,287         8.22         2.40          147,287         2.40
          $5.50 - $5.60                56,284         8.07         5.51           56,284         5.51
                                    ---------                                  ---------
                                    3,941,887                                  3,145,376
                                   ==========                                  =========


          The stock based compensation for the twelve months ended December 31, 2000 and 1999 has been allocated across the relevant functional expense categories within operating expense as follows:


                                                Year Ended December 31,
                                        ------------------------------------
                                           2000           1999       1998
Marketing and sales                     $ 358,332      $153,324     $   -
General and administrative                593,871       756,035         -
Research and development                  126,654        48,396         -

    Total stock based compensation    $ 1,078,857      $957,755     $   -





          The Company accounts for employee and board of director stock options in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123.

          Under APB No. 25, compensation expense is recognized based on the amount by which the fair value of the underlying Common Stock exceeds the exercise price of the stock options at the measurement date, which in the case of employee stock options is typically the date of grant. For financial reporting purposes, the Company has determined that the deemed fair market value on the date of grant of certain employee stock options was in excess of the exercise price of the options. This amount is recorded as deferred compensation and is classified as a reduction of stockholders' equity and is amortized as a charge to operations over the vesting period of the applicable options. The vesting period is generally four years. The fair value per share used to calculate deferred compensation was derived by reference to the preferred stock values and the Company's initial public offering price range. Consequently, the Company recorded deferred stock compensation of $0 and $2,490,337 during the year ended December 31, 2000 and 1999, respectively. Amortization recognized for the years ended December 31, 2000, 1999 and 1998 totaled $1,078,857, $957,755 and $0 respectively.

          The weighted average fair value of the options granted or modified for the years ended December 31, 2000, 1999 and 1998 were $1.37, $0.90 and $0.68 respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          2000           1999           1998

          Risk free interest rate          6.0%           5.5%           5.7%
          Expected life                 4 years         4 years        4 years
          Volatility                       150%           100%           227%
          Dividend yield                      -              -              -

          The following pro forma net loss information has been prepared following the provisions of SFAS No. 123:

                                                  December 31,
                                -----------------------------------------------
                                     2000              1999              1998

          Net loss
            As reported         $ (6,557,549)    $ (5,915,493)    $ (3,293,493)
            Pro forma           $ (7,226,245)    $ (6,252,010)    $ (3,713,942)

          Net loss per share
            As reported             $  (0.44)        $  (0.45)        $  (0.47)
            Pro forma               $  (0.49)        $  (0.48)        $  (0.53)



8. Related Party Transactions

     In October 1998, the Company paid its president the amount of $246,000 related to his deferred compensation through September 1998. The president also received a cash bonus of $20,000 in connection with his efforts in securing the E-SAT license.

     In fiscal 2000, several executives of the Company deferred receipt of their salaries due. The executives included the President ($125,000), the Chief Financial Officer ($45,000), the Chief Legal Counsel ($41,250) and the Vice President of Operations ($33,750).

9. Income Taxes

     The provision for income taxes for all periods presented relates to current minimum taxes.

     The  estimated  tax  effect  of  significant   temporary   differences  and
     carryforwards that gave rise to deferred income tax assets as of December 31, 2000 and 1999, is as follows:


                                                       2000                           1999
                                           --------------------------     --------------------------
                                              Federal         State          Federal         State

     Deferred tax assets:
       Net operating loss carryforwards    $  5,325,000     $ 936,000     $  3,439,000     $ 602,000
       Research and development credit
        carryforwards                           177,000             -          147,000             -

       Deferred compensation and other           35,000         6,000           64,000        12,000
                                           -------------    ----------    -------------    ----------
     Deferred tax assets                      5,537,000       942,000        3,650,000       614,000
     Valuation allowance                     (5,537,000)     (942,000)      (3,650,000)     (614,000)
                                           -------------    ----------    -------------    ----------
       Net deferred tax assets             $       -        $     -       $       -        $     -
                                           =============    ==========    =============    ==========

     Due to the uncertainty of realization, a valuation allowance has been provided to offset the net deferred tax assets. The increase in the valuation allowance was $2,215,000 and $2,047,500 during the years ended December 31, 2000 and 1999, respectively. The provision for income taxes differs from the amount which would arise by applying the combined statutory income tax rate of approximately 40% due to changes in the deferred tax valuation allowance.

     As of December 31, 2000, the Company has net operating loss carryforwards of approximately $15,660,000 and $15,350,000 for federal income tax purposes and California state franchise tax purposes, respectively. The Company also has research and development credit carryforwards. Such carryforwards expire in varying amounts between 2000 and 2020.

     As a result of changes enacted by the 1986 Tax Reform Act, utilization of net operating loss and tax credit carryforwards may be limited due to equity transactions occurring on or after May 6, 1986.

10. Risks and Uncertainties

     The Company periodically maintains cash balances at banks in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

11. Supplemental Disclosures of Non Cash Investing and Financing Activities

     During fiscal 2000 the Company issued 132,236 shares of Common Stock in lieu of cash for services rendered by two vendors. The total value of the services provided was $ 138,882.

12. Subsequent Events

     In January 2001, we received proceeds in a private placement of $100,000 from an accredited investor in exchange for 290,000 shares of Common Stock and a warrant to purchase 36,250 shares of Common Stock exercisable at $0.70 per share. No commissions were paid. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

     In January 2001, we received proceeds in a private placement of $200,000 from an accredited investor in exchange for 400,000 shares of Common Stock and a warrant to purchase 100,000 shares of Common Stock exercisable at $1.00 per share. In connection with this transaction, a finder's fee of $14,000 was paid and a warrant was issued for 40,000 shares of Common Stock exercisable at $1.00 per share. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

     In January 2001, we received proceeds in a private placement of $50,000 from three accredited investors in exchange for 100,000 shares of Common Stock and warrants to purchase 12,500 shares of Common Stock exercisable at $1.00 per share. In connection with this transaction, a finder's fee of $3,500 was paid and a warrant was issued for 5,000 shares of Common Stock exercisable at $1.00 per share. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

     On March 6, 2001, we received proceeds in a private placement of $250,000 from an accredited investor in exchange for 568,000 shares of Common Stock and a warrant to purchase 113,636 shares of Common Stock exercisable at $.90 per share. In connection with this transaction, a finder's fee of

     $17,500 was paid and a warrant was issued for 56,818 shares of Common Stock exercisable at $.90 per share. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.