Form 10QSB
period 2001-03-31
DBS INDUSTRIES INC
filed 2001-05-14
CIK 857502

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549




                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                         COMMISSION FILE NUMBER 0-28348


                              DBS INDUSTRIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



              Delaware                                 84-1124675
  --------------------------------        ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)



                        100 Shoreline Highway, Suite 190A
                              Mill Valley, CA 94941
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (415) 380-8055
                           ----------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class of Securities:   Common Stock, $.0004 Par Value


Shares Outstanding as of April 30, 2001:  19,757,253


Transitional Small Business Disclosure Format:    Yes: ___     No   X


                                      INDEX


                                                                                      PAGE

PART I - FINANCIAL INFORMATION..........................................................1

ITEM  1.  Financial Statements..........................................................1

Condensed Consolidated Balance Sheets (unaudited)
As of March 31, 2001  and December 31, 2000 ............................................1

Condensed Consolidated Statements of Operations (unaudited):
For the Three Months Ended March 31, 2001 and March 31, 2000
and for the period from April 25, 1990 (Inception)  to March 31, 2001...................2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Three Months Ended March 31, 2001 and March 31, 2000
and for the period from April 25, 1990 (Inception) to March 31, 2001 ...................3

Notes to Condensed Consolidated Financial Statements..................................4-8

ITEM  2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................................9-12

PART II - OTHER INFORMATION

ITEM  1. Legal Proceedings.............................................................13

ITEM  4. Submission of Matters to a Vote of Security Holders...........................14

ITEM  6. Exhibits and Reports on Form 8-K..............................................14


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.
                              FINANCIAL STATEMENTS
                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                                 March 31,      December 31,
                                                                                    2001            2000
                                                                               -------------    ------------

Current assets:
     Cash and cash equivalents                                                 $     43,861    $    389,319
     Prepaid and other current assets                                                60,781          57,378
                                                                               -------------    ------------
       Total current assets                                                         104,642         446,697
                                                                               -------------    ------------

Furniture and equipment (net)                                                        29,838          32,393
Investments, advances and other                                                   2,393,966       2,369,088
Satellite construction costs                                                     12,229,907      12,229,907
                                                                               -------------    ------------
                                                                                 14,653,711      14,631,388
                                                                               -------------   -------------

              Total assets                                                     $ 14,758,353    $ 15,078,085
                                                                               =============   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $  1,534,400    $  1,482,476
     Customer advances                                                              400,000         400,000
     Accrued compensation                                                           328,333         601,132
     Other liabilities                                                               28,295         179,410
                                                                               -------------    ------------
       Total current liabilities                                                  2,291,028       2,663,018
                                                                               ------------    ------------
Stockholders' equity:
     Series A Convertible Preferred Stock, $0.0004 par value 35,897 Shares authorized; 25,899 issued and outstanding at March 31, 2001 and
       December 31, 2000;
       (liquidation preference $ 776,970)                                                11              11
     Series B Convertible Preferred stock, $0.0004 par value; 550
       Shares authorized; 440 issued and outstanding at March 31,
       2001 and December 31, 2000                                                        --              --
     Common stock, $0.0004 par value; 50,000,000 shares authorized;
       19,755,055 and 15,601,143 issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively                             7,922           6,260
     Capital in excess of par value                                              30,282,009      29,552,935
     Warrants                                                                     2,995,163       2,911,654
     Deferred stock-based compensation                                             (337,596)       (450,129)
     Deficit accumulated during the development stage                           (20,480,184)    (19,605,664)
                                                                               -------------    ------------
         Total stockholders' equity                                              12,467,325      12,415,067
                                                                               -------------    ------------
              Total liabilities and stockholders' equity                       $ 14,758,353    $ 15,078,085
                                                                               =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                            April 25, 1990
                                                                       Three Months Ended                   (Inception) to
                                                                            March 31,                           March 31,
                                                                2001                     2000                     2001
                                                           -------------            -------------            -------------

Revenue                                                    $         --             $         --             $    161,420
Cost and operating expenses:
   Cost of revenue                                                   --                       --                  127,580
   Marketing and sales                                           44,839                  362,500                2,689,187
   General and administrative                                   816,474                  987,833               17,574,982
   Research and development                                         514                  174,707                4,749,303
                                                           -------------            -------------            -------------
                                                                861,827                1,525,040               25,141,052
                                                           -------------            -------------            -------------
     Loss from operations                                      (861,827)              (1,525,040)             (24,979,632)
                                                           -------------            -------------            -------------
Other income (expense):
   Interest, net                                                (12,293)                   1,279                 (668,356)
   Equity in loss of investees, net                                  --                       --                 (512,920)
   Gain (loss) on sale of investment                                 --                       --                5,829,218
   Other, net                                                        --                   (1,721)                 (56,634)
                                                           -------------            -------------            -------------
                                                                (12,293)                    (442)               4,591,308
                                                           -------------            -------------            -------------
Loss before provision
   for income taxes and
   minority interest                                           (874,120)              (1,525,482)             (20,388,324)
Provision for income taxes                                         (400)                      --                 (100,435)
                                                           -------------            -------------            -------------
     Loss before minority interest                             (874,520)              (1,525,482)             (20,488,759)

Minority interest in income of
   consolidated subsidiaries                                         --                       --                    8,575
                                                           -------------            -------------            -------------
     Net loss                                              $   (874,520)            $ (1,525,482)            $(20,480,184)
                                                           =============            =============            =============

Basic and diluted net loss per share                       $      (0.05)            $      (0.11)
                                                           =============            =============
Weighted average number of shares of
   common stock, basic and diluted                           18,096,341               14,378,881
                                                           =============            =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        April 25, 1990
                                                                         Three Months Ended             (Inception) to
                                                                              March 31,                    March 31,
                                                                       2001             2000                  2001
                                                                  -------------      --------------      --------------

Reconciliation of net loss to net cash
   used in operating activities
   Net loss                                                       $   (874,520)       $ (1,525,482)       $(20,480,184)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                       2,554               3,502             466,395
     Minority interest's share of net loss                                  --                  --              (8,575)
     Noncash charges                                                   216,000                  --           1,974,045
     Amortization of stock-based compensation                          112,532             247,279           2,149,144
     Issuance of options and warrants
       for services rendered                                                --                  --           1,795,516
     Issuance of common stock in connection
       with litigation settlement                                           --                  --             324,391
     Equity in loss of investees, net                                       --                  --             529,972
     Loss (gain) on sales of investments                                    --                  --          (5,829,218)
     Allowance for losses on advances                                       --                  --             216,932
     Common stock issued as payment for interest                            --                  --               7,000
     Decrease (increase) in accounts receivable and
       other assets                                                    (28,281)             35,824             (66,455)
     Increase (decrease) in accounts payable
       and accrued liabilities                                        (371,990)            408,389           1,562,031
     Increase in customer advances                                          --                  --             400,000
                                                                  -------------      --------------      --------------
       Net cash used in operating activities                          (943,705)           (830,488)        (16,959,005)
                                                                  -------------      --------------      --------------

Cash flows from investing activities:
   Proceeds from sale of investment                                         --                  --           1,099,940
   Proceeds from Loral settlement                                           --                  --           3,573,677
   Purchase of furniture and equipment                                      --              (2,704)           (145,441)
   Satellite construction costs                                             --             (35,447)        (12,229,907)
   Organization costs                                                       --                  --             (28,526)
   Repayment (issuance) of note receivable from stockholder                 --                  --             (31,187)
   Purchase of interest in Continental                                      --                  --          (2,292,409)
   Investments, advances and other                                          --                  --          (2,726,325)
   Net assets of purchased subsidiaries                                     --                  --            (147,500)
   Cash transferred from Fi-Tek IV, Inc.
     pursuant to the merger and reorganization                              --                  --             156,648
   Cash of divested subsidiary                                              --                  --                (277)
   Purchase of patents                                                      --                  --             (18,251)
   Proceeds from repayment of advances to affiliate                         --                  --             152,500
   Restricted cash on credit line                                           --                  --             300,000
                                                                  -------------      --------------      --------------
       Net cash used in investing activities                                --             (38,151)        (12,337,057)
                                                                  -------------      --------------      --------------
Cash flows from financing activities:
   Repayment of borrowing under credit line                                 --                  --            (300,000)
   Issuance of debentures                                                   --                  --           4,817,501
   Issuance of Common and Preferred Stock                              675,372           1,021,902          27,292,110
   Redemption of common stock warrants                                      --                  --             (19,490)
   Stock issue costs                                                   (77,125)            (84,634)         (1,367,536)
   Purchase of shares                                                       --                  --              (5,000)
   Payment of debentures                                                    --                  --          (1,168,445)
   Proceeds from stockholders' loans                                        --                  --             442,750
   Payment of stockholders' loans                                           --                  --            (351,967)
                                                                  -------------      --------------      --------------
       Net cash provided by  financing activities                      598,247             937,268          29,339,924
                                                                  -------------      --------------      --------------
Net increase (decrease) in cash and cash equivalents                  (345,458)             68,629              43,861
Cash and cash equivalents, beginning of period                         389,319             282,945                  --
                                                                  -------------      --------------      --------------
Cash and cash equivalents, end of period                          $     43,861        $    351,574        $     43,861
                                                                  =============       =============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 UNAUDITED INTERIM FINANCIAL STATEMENTS

     The information presented in these condensed consolidated financial statements of DBS Industries, Inc. (DBSI or the Company), its wholly owned subsidiaries, Global Energy Metering Services, Inc. and Newstar Limited, and its majority owned subsidiary, E-SAT, Inc. (the subsidiaries), is unaudited.

     The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at March 31, 2001 and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the 2001 interim period presented are not necessarily indicative of expected results for the full 2001 fiscal year.

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

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in DBSI's 2000 Annual Report to Stockholders.


NOTE 2 INVESTMENTS, ADVANCES AND OTHER ASSETS

     E-SAT, Inc. (E-Sat)

     In October 1994, the Company and EchoStar formed E-SAT for the purpose of filing with the FCC for a license to operate a low earth orbit satellite ("LEO") system. E-SAT filed with the FCC on November 16, 1994.

     On March 31, 1998, the Federal Communications Commission approved E-SAT's application for a LEO satellite license. E-SAT is required to meet certain milestones and other covenants in order to maintain its license. On April 8, 1999, the Company notified the FCC that it had entered into a construction contract for the first two satellites of the E-SAT system on March 31, 1999.

     On July 30, 1999, the Company entered into an agreement with EchoStar under which it would receive 60.1% of E-SAT's shares from EchoStar in exchange for consideration, including the grant of rights to use up to 20% of the satellite capacity of the E-SAT system by EchoStar. As a result of this transaction, which

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


was subsequently approved by the Federal Communications Commission, the Company now owns 80.1% of the E-SAT shares. In connection with the negotiations of the share purchase agreement with EchoStar, the Company paid $1,517,187 to a consultant during 1999 and capitalized such costs in the E-SAT investment account.

     The Company's total investments in, and advances to, E-SAT as of March 31, 2001 and December 31, 2000 were $851,490. The investment is accounted for using the equity method. The Company's equity in losses of E-SAT for the three months ended March 31, 2001, and March 31, 2000 were $0.

NOTE 3 SATELLITE CONSTRUCTION COSTS

     During the construction of the System, the Company is capitalizing all design, engineering, launch and construction costs. Such costs amounted to approximately $12.2 million as of March 31, 2001.


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

     On October 8, 1999, the Company signed a contract with Alcatel Space Industries for the final design, construction and delivery to the launch site of six Little LEO satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the NewStar System. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. The Company paid $2 million in construction payments to Alcatel, pursuant to which Alcatel completed the preliminary engineering design review for the Company's system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. The Agreement with Alcatel required a payment at the end of 1999 of approximately $9.1 million in cash and the equivalent of $5 million in Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for our full system development schedule. As of April 30, 2001, this payment has not been made, and Alcatel therefore has the right to consider this contract void as to further work, and the contract is therefore not currently in effect.

NOTE 4 CUSTOMER ADVANCES

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

NOTE 5 NET LOSS PER SHARE

     Basic net loss per share is computed based on the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Options and warrants to purchase 9,127,286 shares of common stock with exercise prices from $0.39 to $5.60 were outstanding as of March 31, 2001 and were excluded from the loss per share calculation for the three month period then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 6,034,797 shares of common stock with exercise prices from $0.53 to $5.60 were outstanding as of March 31, 2000 and were excluded from the loss per share calculation for the quarter then ended as they have the effect of decreasing loss per share.

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

     In January 2001, we received proceeds in a private placement of $200,000 from an accredited investor in exchange for 400,000 shares of Common Stock and a warrant to purchase 100,000 shares of Common Stock exercisable at $1.00 per

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


share. In connection with this transaction, a finder's fee of $14,000 was paid and a warrant was issued for 40,000 shares of Common Stock exercisable at $1.00 per share. The fair value of such warrants of $16,120 was recorded as stock issuance costs and was estimated on the date of grant using the Black Scholes model. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

     In January 2001, we received proceeds in a private placement of $50,000 from three accredited investors in exchange for 100,000 shares of Common Stock and warrants to purchase 12,500 shares of Common Stock exercisable at $1.00 per share. In connection with this transaction, a finder's fee of $3,500 was paid and a warrant was issued for 5,000 shares of Common Stock exercisable at $1.00 per share. The fair value of such warrants of $2,155 was recorded as stock issuance cost and was estimated on the date of grant using the Black Scholes model. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

     In March 2001, we received proceeds in a private placement of $250,000 from an accredited investor in exchange for 568,000 shares of Common Stock and a warrant to purchase 113,636 shares of Common Stock exercisable at $0.90 per share. An additional warrant to purchase 450,000 shares of Common Stock exercisable at $0.50 per share was issued to the same accredited investor, relative to the same transaction, in April 2001. In connection with this transaction, a finder's fee of $17,500 was paid and a warrant was issued for 56,818 shares of Common Stock exercisable at $.90 per share. The fair value of such warrants of $19,034 was recorded as stock issuance cost and was estimated on the date of grant using the Black Scholes model. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

     In March 2001, the Company received proceeds of $47,700 from the exercise of options to purchase 90,000 shares of the Company's Common Stock.

     In March 2001, we issued 488,136 shares of Common Stock of the Company to a consultant for services rendered for a total fair value of $216,000. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

     In December 2000, the Company received from accredited investors proceeds of $100,000 in exchange for 100,000 units, each unit consisting of two shares of Common Stock at a price of $0.50 per share and a warrant to purchase one-quarter of one share of Common Stock at an exercise price of $1.00 per share. The 200,000 shares of Common Stock were issued in January 2001. In connection with this transaction, the Company recognized a finder's fee of $7,000, and issued a warrant to purchase 10,000 shares of Common Stock exercisable at $1.00 per share, in January 2001. The fair value of such warrants of $3,600 was recorded as stock issuance costs and was estimated on the date of grant using the Black Scholes model. The transaction was exempt from registration in reliance upon
Section 4(2) of the Securities Act.

     In December 2000 the Company received from accredited investors proceeds of $500,000 in exchange for 2,000,000 units, each unit consisting of one share of Common Stock at a price of $0.25 per share and a warrant to purchase one share of Common Stock at an exercise price of $0.50. The 2,000,000 shares of Common Stock were issued in January 2001. In connection with this transaction, the Company recognized a finder's fee of $35,000, and issued a warrant to purchase 100,000 shares of Common Stock exercisable at $0.50 per share, in January 2001. The fair value of such warrants of $42,600 was recorded as stock issuance costs and was estimated on the date of grant using the Black Scholes model. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

     Equity Transactions with Employees

     In January 2001, 6,375 shares of Common Stock of the Company, valued at $10,000, were issued to one of the Company's non-employee directors for service on the Board.

     In January 2001, the Company received approximately $3,150 from the sale of stock to an employee pursuant to the 1999 Employee Stock Purchase Plan.

     In February 2001, stock options to purchase 750,000 shares of the Company's Common Stock were granted to seven employees in accordance with the Company's 2000 Stock Option Plan.

NOTE 7 SUBSEQUENT EVENTS

     In May 2001, the Company received a six-month loan from four current stockholders in the amount of $30,000. In consideration for the loan, the Company will pay interest at the rate of 6.5% per annum, and has issued warrants to said shareholders to purchase a total of 150,000 shares of Common Stock exercisable at $0.25 per share.

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

General

     DBS Industries, Inc. ("DBSI" or "We" or the "Company") is a development stage telecommunications company dedicated to providing low-cost satellite-to-Internet data messaging to and from remote locations. DBSI is the only company currently licensed by the Federal Communications Commission (through the E-SAT license) to provide commercial two-way data messaging using Code Division Multiple Access technology and low-earth-orbiting satellites operating below the 1Ghz frequency range. We expect to begin providing our data messaging services, marketed under the "NewStar" name, during 2002.

Plan of Operations

     It has been our plan to continue the construction and deployment of our system. This plan has been, and continues to be, dependent upon our success in raising adequate financing. As of April 30, 2001, market conditions affecting the satellite industry continue to impede our financing efforts.

     In response to these current market conditions, management has initiated an intensive effort to identify and commence negotiations with strategic partners who could serve as both customers and financiers of the Company's system - both in and out of the company's targeted meter reading market. The Company is involved in a number of such discussions and we have retained outside advisors to assist us in identifying and contacting other significant opportunities.

     At the same time, management initiated efforts to reduce the overall cost of our system and thereby reduce the investment required to commence commercial service.

     The current circumstances in the satellite industry, as well as in the broad stock market and technology stocks in particular, have also led to delays in raising short-term operating capital. The Company's right to raise capital by selling common shares to the Torneaux Fund has been limited by the Company's stock price, which, as of April 30, 2001 is below the contractual minimum threshold price of $1.00 per share. As a result, the Company has delayed payment to many of its vendors and certain of its employees have deferred receipt of salaries due. As of March 31, 2001, the Company's cash and cash equivalents amounted to $43,861 while its current liabilities, including amounts owed to employees, amounted to $2,291,028. Throughout the year, management has continued to focus on reducing operating expenses while concentrating its efforts on raising short term and strategic financing.

     During fiscal 2001 we will continue to seek to satisfy our cash requirements by raising new equity and debt capital, as well as by seeking the exercise of previously issued third-party warrants and stock options. The issuance of additional equity securities by us will result in significant dilution of the equity interests of the current stockholders.

Results of Operations

Revenues

     The Company remains in the development stage and did not generate revenues in either the quarter ended March 31, 2001 or March 31, 2000.

Operating Expenses

     Total operating expenses for the quarters ended March 31, 2001 and 2000, were $861,827 and $1,525,040 respectively. The decrease is primarily attributable to the reduction of our Marketing and our Research and Development staff in November 2000. DBSI's operating expenses are related to marketing and sales expenses, general and administrative expenses, and research and development expenses.

Marketing and Sales Expenses

     Marketing and sales expenses are primarily the costs of personnel (including non-cash stock compensation) and travel. Marketing and sales expenses for the three months ended March 31, 2001 and 2000 were $44,839 and $362,500 respectively. The decrease is due to the reduction of our marketing and sales group in the fourth quarter of fiscal 2000 in order to reduce our cash expenditures.

General and Administrative Expenses

     General and administrative expenses include the costs of finance, legal, administrative and general management functions of DBSI. General and administrative expenses for the quarters ended March 31, 2001 and 2000 were $816,474 and $987,833 respectively. The decrease of $171,359 was primarily due to decreased personnel costs of $119,000, decrease in legal expenses of $63,000, and a decrease in consulting expenses of $22,000.

Research and Development Expenses

     Research and development expenses represent the costs incurred to develop our system. Research and development expenses for the quarters ended March 31, 2001 and 2000 were $514 and $174,707 respectively. The decrease was due to the reduction of our research and development group during the fourth quarter of fiscal 2000.

Non-Cash Stock Compensation

     In order to attract and retain personnel, we have granted options to purchase 2,033,106 shares of Common Stock at exercise prices ranging from $0.39 to $2.81 to several employees. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation of $2,490,337. This amount is being amortized over the vesting periods of the granted options, and as a result, $112,532 and $247,279 was recognized as non-cash stock compensation expense in the quarters ended March 31, 2001 and 2000, respectively.

Other Income (Expense)

     We experienced a non-operating loss of $12,293 and $442 for the quarters ended March 31, 2001 and 2000 respectively. The increase is primarily due to the increase in interest expense.

Net Loss

     Our net loss for the quarter ended March 31, 2001 and 2000 was $874,520 and $1,525,482 respectively. The decrease in net loss was due to cost reductions made by DBSI's management while we continue to seek system construction financing.

Liquidity and Capital Resources

     The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly expenses averaged approximately $291,000 per month during the first quarter of fiscal 2001, compared to $508,000 during the first quarter of fiscal 2000. However, if we proceed to raise sufficient financing, expenses will increase during fiscal 2001 with the demands of increased efforts in developing our systems and in implementing our business plan. Additional capital will be necessary to expand operations or continue current operations.

     During the quarter ended March 31, 2001, we received proceeds from the sale of common stock totaling approximately $675,000 before stock issuance costs of approximately $77,000. These transactions include private placements of 1,358,182 shares of the Company's common stock for an aggregate amount of $600,000 and proceeds in the amount of approximately $48,000 from the exercise of 91,375 options and warrants. The proceeds from these transactions were used primarily to fund our ongoing operations and investing activities.

     We had cash and cash equivalents of $43,861 and $351,574 as of March 31, 2001 and 2000 respectively. We had a negative working capital of $2,186,386 as of March 31, 2001, compared to a negative working capital of $1,304,640 as of March 31, 2000. Until we are able to develop, construct and operate the NewStar System and derive revenues therefrom, we must continue to raise cash from outside sources for operations and for the development of the NewStar System.

     Net cash used in operating activities for the quarter ended March 31, 2001 was $943,705. This resulted from a net loss of $874,520 offset primarily by (1) Common Stock issued for consulting services in the amount of $216,000, (2) non-cash stock compensation of $112,532, and increased by (3) a reduction in accounts receivable and other assets of $28,281 and (4) a reduction in accounts payable and accrued liabilities of $371,990.

     Net cash used in investing activities for the quarter ended March 31, 2001, was $0 as compared to $38,151 for the quarter ended March 31, 2000. Due to the Company's focus on its financing efforts, no fixed assets were purchased nor payments made for the construction of its satellite system.

     Net cash provided by financing activities for the quarter ended March 31, 2001, was $598,247 compared to $937,268 for the same period ended March 31, 2000. Net cash provided by financing activities during the quarter ended March 31, 2000 was related primarily to the net proceeds from the sale of units of the Company's Common Stock and the exercise of options and warrants by our stockholders.

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

Risks and Uncertainties Affecting Future Operating Results

     A number of factors could cause future results to differ materially from historic results. We are a development stage company and as of March 31, 2001, we had no customers. Given our limited operating history and lack of revenues, no assurances can be given that we will be able to construct and implement our systems, and, if implemented, to develop a sufficiently large customer base to be profitable.

     While we continue the strategic fund-raising efforts (see "Plan of Operations") that are necessary to our ultimate success, our continued cost of operations significantly exceeds our short-term capital. In addition, we currently estimate that we will require approximately $120 million in capital related to the construction and launch costs associated with our system. No assurance can be given that the capital will be available to us on commercially acceptable terms to meet development costs or on terms acceptable to us. The issuance of additional equity securities by us will result in significant dilution of the equity interests of the current stockholders. Selling debt securities such as bonds will increase our liabilities and future cash commitments. In order to comply with development milestones required by the FCC license, we have entered into various development contracts including a satellite construction contract and a satellite launch contract. All of these contracts require that we have available capital that is not currently available.

     Other factors, in addition to those identified in this filing, which could affect future results would include the dependence and uncertainty of utility companies or other commercial customers to utilize our data messaging service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the NewStar System, satisfying the milestones of E-SAT's FCC license and construction contracts, the fulfillment of contract obligations by suppliers and other third parties, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, obtaining permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing our activities in the Little LEO satellite technology, unscheduled delays or technological difficulties, satellite launch risks, potential satellite malfunction, limited availability of insurance, results of our financing efforts and marketing conditions, competition, and other risk factors related to our business. Readers of this filing are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance.

     Successfully addressing the factors discussed above is subject to various risks described in this report, as well as other factors that generally affect the market for stocks of development stage, high technology companies. These factors could affect the price of our stock and could cause such stock prices to fluctuate significantly over relatively short periods of time.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. RECENT SALES IN UNREGISTERED SECURITIES

          (a) In January 2001, we received proceeds in a private placement of $100,000 from an accredited investor in exchange for 290,000 shares of Common Stock and a warrant to purchase 36,250 shares of Common Stock exercisable at $0.70 per share. No commissions were paid. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

          (b) In January 2001, we received proceeds in a private placement of $200,000 from an accredited investor in exchange for 400,000 shares of Common Stock and a warrant to purchase 100,000 shares of Common Stock exercisable at $1.00 per share. In connection with this transaction, a finder's fee of $14,000 was paid and a warrant was issued for 40,000 shares of Common Stock exercisable at $1.00 per share. The fair value of such warrants of $16,120 was recorded as stock issuance costs and was estimated on the date of grant using the Black Scholes model. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

          (c) In January 2001, we received proceeds in a private placement of $50,000 from three accredited investors in exchange for 100,000 shares of Common Stock and warrants to purchase 12,500 shares of Common Stock exercisable at $1.00 per share. In connection with this transaction, a finder's fee of $3,500 was paid and a warrant was issued for 5,000 shares of Common Stock exercisable at $1.00 per share. The fair value of such warrants of $2,155 was recorded as stock issuance cost and was estimated on the date of grant using the Black Scholes model. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

          (d)  In January  2001,  6,375  shares of Common  Stock of the Company,
               valued  at  $10,000,   were  issued  to  one  of  the   Company's
               non-employee directors for service on the Board.

          (e) In January 2001, the Company received approximately $3,150 from the sale of stock to an employee pursuant to the 1999 Employee Stock Purchase Plan.

          (f) In February 2001, stock options to purchase 750,000 shares of the Company's Common Stock were granted to seven employees in accordance with the Company's 2000 Stock Option Plan.

          (g) In March 2001, we received proceeds in a private placement of $250,000 from an accredited investor in exchange for 568,000 shares of Common Stock and a warrant to purchase 113,636 shares of Common Stock exercisable at $.90 per share. An additional warrant to purchase 450,000 shares of Common Stock exercisable at $0.50 per share was issued to the same accredited investor, relative to the same transaction, in April 2001. In connection with this transaction, a finder's fee of $17,500 was paid and a warrant was issued for 56,818 shares of Common Stock exercisable at $.90 per share. The fair value of such warrants of $19,034 was recorded as stock issuance cost and was estimated on the date of grant using the Black Scholes model. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

          (h) In March 2001, the Company received proceeds of $47,700 from the exercise of options to purchase 90,000 shares of the Company's Common Stock.

          (i) In March 2001, we issued 488,136 shares of Common Stock of the Company to a consultant for services rendered for a total fair value of $216,000. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 6.

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DBS INDUSTRIES, INC.



         DATE:  May 14, 2001                 By:  /s/ FRED W. THOMPSON
                                                      ------------------------
                                                      Fred W. Thompson,
                                                      President

                                             By: /s/  STANTON C. LAWSON
                                                      ------------------------
                                                      Stanton C. Lawson
                                                      Chief Financial Officer