Form 10QSB
period 2001-06-30
DBS INDUSTRIES INC
filed 2001-08-13
CIK 857502

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

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

Shares Outstanding as of July 31, 2001: 21,997,407

Transitional Small Business Disclosure Format: Yes: ___    No X

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................1

ITEM  1.  Financial Statements.................................................1

Condensed Consolidated Balance Sheets (unaudited):
As of June 30, 2001 and December 31, 2000......................................1

Condensed Consolidated Statements of Operations (unaudited):
For the Three and Six Months Ended June 30, 2001 and June 30, 2000
and for the period from April 25, 1990 (Inception)  to June 30, 2001...........2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Six Months Ended June 30, 2001 and June 30, 2000
and for the period from April 25, 1990 (Inception) to June 30, 2001 ...........3

Notes to Condensed Consolidated Financial Statements........................4-10

ITEM  2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................11-15

PART II - OTHER INFORMATION

ITEM  1.  Legal Proceedings...................................................16

ITEM  2.  Changes in Securities...............................................16

ITEM  4.  Submission of Matters to a Vote of Security Holders.................16

ITEM  6.  Exhibits and Reports on Form 8-K....................................17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                                    June 30,     December 31,
                                                                       2001          2000
                                                                   -----------   -----------
Current assets:
    Cash and cash equivalents                                      $     2,397   $   389,319
    Prepaid and other current assets                                    96,071        57,378
                                                                   -----------   -----------
      Total current assets                                              98,468       446,697
                                                                   -----------   -----------
Furniture and equipment (net)                                           27,915        32,393
Investments, advances and other                                      2,369,088     2,369,088
Satellite construction costs                                        12,229,907    12,229,907
                                                                   -----------   -----------
      Total other assets                                            14,626,910    14,631,388
                                                                   -----------   -----------
           Total assets                                            $14,725,378   $15,078,085
                                                                   ===========   ===========

  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $ 1,154,326   $ 1,482,476
    Customer advances                                                  400,000       400,000
    Accrued compensation                                               704,083       601,132
    Related party loans                                                 55,000             -
    Other accrued liabilities                                          325,649       179,410
                                                                   -----------   -----------
      Total current liabilities                                      2,639,058     2,663,018
                                                                   -----------   -----------

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.0004 par value; 550 Shares authorized; 440 issued
    and outstanding at June 30, 2001 and December 31, 2000
    (liquidation preference $400,000)                                  400,000       347,971
                                                                   -----------   -----------
Stockholders' equity:
    Series A Convertible Preferred Stock, $0.0004 par value
      35,897 share authorized; 25,899 issued and outstanding
      at June 30, 2001 and December 31, 2000;
      (liquidation preference $ 776,970)                                    11            11
    Common stock, $0.0004 par value; 100,000,000 shares
      authorized; 19,755,055 and 15,601,143 issued and
      outstanding at June 30, 2001 and December 31, 2000,
      respectively                                                       7,922         6,260
    Capital in excess of par value                                  29,882,010    29,204,964
    Warrants                                                         3,231,113     2,911,654
    Deferred stock-based compensation                                 (225,064)     (450,129)
    Deficit accumulated during the development stage               (21,209,672)  (19,605,664)
                                                                  ------------   -----------
        Total stockholders' equity                                  11,686,319    12,067,096
                                                                   -----------   -----------
          Total liabilities, mandatorily redeemable preferred
            stock, and stockholders' equity                        $14,725,378   $15,078,085
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

                     DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                      April 25, 1990
                                           Three Months Ended                Six Months Ended        (Inception) to
                                                June 30,                          June 30,              June 30,
                                           2001           2000            2001            2000            2001
                                       -----------    ------------    ------------    ------------    -------------
Revenue                                $         -    $          -    $          -    $          -    $     161,420
                                       -----------    ------------    ------------    ------------    -------------
Cost and operating expenses:
  Cost of revenue                                -               -               -               -          127,580
  Marketing and sales                       41,922         304,472          86,761         666,972        2,731,109
  General and administrative               479,687       1,662,360       1,296,161       2,650,193       18,054,669
  Research and development                     618          63,096           1,132         237,803        4,749,921
                                       -----------    ------------    ------------    ------------    -------------
                                           522,227       2,029,928       1,384,054       3,554,968       25,663,279
                                       -----------    ------------    ------------    ------------    -------------
    Loss from operations                  (522,227)     (2,029,928)     (1,384,054)     (3,554,968)     (25,501,859)

Other income (expense):
  Interest, net                            (11,860)            648         (24,154)          1,927         (680,216)
  Equity in loss of investees, net               -               -               -               -         (512,920)
  Gain on sales of investments                   -               -               -               -        5,829,218
  Other, net                                     -               -               -          (1,721)         (56,634)
                                       -----------    ------------    ------------    ------------    -------------
                                           (11,860)            648         (24,154)            206        4,579,448
                                       -----------    ------------    ------------    ------------    -------------
    Loss before provision
     for income taxes and
     minority interest                    (534,087)     (2,029,280)     (1,408,208)     (3,554,762)     (20,922,411)

Provision for income taxes                    (400)              -            (800)              -         (100,835)
                                       -----------    ------------    ------------    ------------    -------------
    Loss before minority interest         (534,487)     (2,029,280)     (1,409,008)     (3,554,762)     (21,023,246)

Minority interest in income of
  consolidated subsidiaries                      -               -               -               -            8,575
                                       -----------    ------------    ------------    ------------    -------------
    Net loss                           $  (534,487)   $ (2,029,280)   $ (1,409,008)   $ (3,554,762)   $ (21,014,671)
                                       ===========    ============    ============    ============    =============
Dividend relating to the issuance
  of warrants to Series B Preferred
  Stockholders                         $  (195,000)             -     $   (195,000)              -         (195,000)
                                       -----------    ------------    ------------    ------------    -------------
    Net loss attributable
    to Common Stockholders             $  (729,487)   $ (2,029,280)   $ (1,604,008)   $ (3,554,762)   $ (21,209,671)
                                       -----------    ------------    ------------    ------------    -------------
Basic and diluted net loss per share   $     (0.04)   $      (0.14)   $      (0.08)   $      (0.25)
                                       ===========    ============    ============    ============
Weighted average number of
  shares of common stock, basic
  and diluted                           19,755,055      14,517,748      18,930,281      14,448,316
                                       ===========    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                            April 25, 1990
                                                                    Six Months Ended        (Inception) to
                                                                        June 30,                June 30,
                                                                  2001            2000            2001
                                                              ------------   ------------    -------------

Reconciliation of net loss to net cash
  used in operating activities
  Net loss                                                    $ (1,409,008)  $ (3,554,762)   $ (21,014,672)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                    4,479          9,427          468,320
    Minority interest's share of net loss                                -              -           (8,575)
    Noncash charges                                                216,000        (60,000)       1,974,045
    Amortization of stock-based compensation                       225,064        494,558        2,261,676
    Issuance of options and warrants
      for services rendered                                         40,950        470,700        1,836,466
    Issuance of common stock in connection
      with litigation settlement                                         -              -          324,391
    Equity in loss of investees, net                                     -              -          529,972
    Loss (gain) on sales of investments                                  -              -       (5,829,218)
    Allowance for losses on advances                                     -              -          216,932
    Common stock issued as payment for interest                          -              -            7,000
    Decrease (increase) in accounts receivable and
      other assets                                                 (38,693)        45,463          (76,867)
    Increase (decrease) in accounts payable
      and accrued liabilities                                      (23,960)     1,164,998        1,910,062
    Increase in customer advances                                        -              -          400,000
                                                              ------------   ------------    -------------
      Net cash used in operating activities                       (985,169)    (1,429,616)     (17,000,469)
                                                              ------------   ------------    -------------
Cash flows from investing activities:
  Proceeds from sale of investment                                       -              -        1,099,940
  Proceeds from Loral settlement                                         -              -        3,573,677
  Purchase of furniture and equipment                                    -         (2,704)        (145,441)
  Satellite construction costs                                           -       (125,644)     (12,229,907)
  Organization costs                                                     -              -          (28,526)
  Repayment (issuance) of note receivable from stockholder               -              -          (31,187)
  Purchase of interest in Continental                                    -              -       (2,292,409)
  Investments, advances and other                                        -              -       (2,726,325)
  Net assets of purchased subsidiaries                                   -              -         (147,500)
  Cash transferred from Fi-Tek IV, Inc.
    pursuant to the merger and reorganization                            -              -          156,648
  Cash of divested subsidiary                                            -              -             (277)
  Purchase of patents                                                    -              -          (18,251)
  Proceeds from repayment of advances to affiliate                       -              -          152,500
  Restricted cash on credit line                                         -              -          300,000
                                                              ------------   ------------    -------------
      Net cash used in investing activities                              -       (128,348)     (12,337,057)
                                                              ------------   ------------    -------------
Cash flows from financing activities:
  Repayment of borrowing under credit line                               -              -         (300,000)
  Issuance of debentures                                                 -              -        4,817,501
  Issuance of Common and Preferred Stock                           675,371      1,410,395       27,292,110
  Redemption of common stock warrants                                    -              -          (19,490)
  Stock issue costs                                                (77,125)      (103,307)      (1,367,536)
  Purchase of shares                                                     -              -           (5,000)
  Payment of debentures                                                  -              -       (1,168,445)
  Proceeds from stockholders' loans                                      -              -          442,750
  Payment of stockholders' loans                                         -              -         (351,967)
                                                              ------------   ------------    -------------
      Net cash provided by  financing activities                   598,246      1,307,088       29,339,923
                                                              ------------   ------------    -------------
Net increase (decrease) in cash and cash equivalents              (386,922)      (250,876)           2,397
Cash and cash equivalents, beginning of period                     389,319        282,945                -
                                                              ------------   ------------    -------------
Cash and cash equivalents, end of period                      $      2,397   $     32,069    $       2,397
                                                              ============   ============    =============


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

          The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at June 30, 2001 and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the 2001 interim period presented are not necessarily indicative of expected results for the full 2001 fiscal year.

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

          Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in DBSI's 2000 Annual Report on Form 10-KSB.

          Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation with no effect on net loss as previously reported.


NOTE 2 INVESTMENTS, ADVANCES AND OTHER ASSETS

     E-SAT, Inc. (E-Sat)

          In October 1994, the Company and EchoStar formed E-SAT for the purpose of filing with the FCC for a license to operate a low earth orbit (LEO) satellite system. E-SAT filed with the FCC on November 16, 1994.


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

          The Company's total investments in, and advances to, E-SAT as of June 30, 2001 and December 31, 2000 were $851,490. The investment is accounted for using the equity method. The Company's equity in losses of E-SAT for the six months ended June 30, 2001 and 2000, were $0.

NOTE 3 SATELLITE CONSTRUCTION COSTS

          During the construction of the System, the Company is capitalizing all design, engineering, launch and construction costs. Such costs amounted to approximately $12.2 million as of June 30, 2001. The Company reviews capitalized satellite construction and FCC license costs for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Lack of receipt of adequate financing to build and prepare to launch two LEO satellites sufficiently in advance of the required FCC launch date in September 2002, may represent an impairment event and result in the write down of such capitalized costs to their recoverable value.

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

          On October 8, 1999, the Company signed a contract with Alcatel Space Industries for the final design, construction and delivery to the launch site of six Little LEO satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the NewStar System. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. The Company paid $2 million in construction payments to Alcatel, pursuant to which Alcatel completed the preliminary engineering design review for the Company's system, including

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. The Agreement with Alcatel required a payment at the end of 1999 of approximately $9.1 million in cash and the equivalent of $5 million in Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for our full system development schedule. As of July 31, 2001, this payment has not been made, and Alcatel therefore has the right to consider this contract void as to further work, and that the contract is therefore not currently in effect.

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

NOTE 5 NET LOSS PER SHARE

          Basic net loss per share is computed based on the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Options and warrants to purchase 10,104,075 shares of common stock with exercise prices from $0.17 to $5.60 were outstanding as of June 30, 2001 and were excluded from the loss per share calculation for the three and six month periods then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 5,938,906 shares of common stock with exercise prices from $0.39 to $5.60 were outstanding as of June 30, 2000 and were excluded from the loss per share calculation for the three and six month periods then ended as they have the effect of decreasing loss per share.

NOTE 6 EQUITY TRANSACTIONS

     Preferred Stock

          The Company's Certificate of Incorporation, as amended in 1999, authorizes the issuance of 5,000,000 shares of preferred stock with par value of $0.0004 per share. At the June 2001 annual meeting, the Company's stockholders voted to increase this number from 5,000,000 to 10,000,000 shares. This increase will take effect when management files an amendment with the State of Delaware to the Company's Articles of Incorporation. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series. The Board is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences, and to allow for the conversion of preferred stock into common stock.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Common Stock

          The Company's Certificate of Incorporation, as amended in 1999, authorizes the issuance of 50,000,000 shares of common stock with a par value of $0.0004 per share. At the June 2001 annual meeting, the Company's stockholders voted to increase this number from 50,000,000 to 100,000,000 shares. This increase will take effect when management files an amendment with the State of Delaware to the Company's Articles of Incorporation. Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the Certificate of Incorporation.

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

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


          In May 2001, the Company received six-month loans from three current stockholders and a director of the Company in the amount of $30,000. In consideration for the loans, the Company will pay interest at the rate of 6.5% per annum, and has issued warrants to said stockholders and director to purchase a total of 200,000 shares of restricted Common Stock exercisable at $0.25 per share.

          In June 2001, the Company received a six-month loan from a director of the Company in the amount of $25,000. In consideration for the loan, the Company will pay interest at the rate of 6.5% per annum, and has issued a warrant to the director to purchase a total of 125,000 shares of restricted Common Stock exercisable at $0.45 per share.

          The fair value of such warrants of approximately $41,000 has been capitalized and is being amortized over the term of the loans.

          On June 26, 2001, the Company's Series B preferred stockholders agreed to modify their preferred stock agreement with the Company. As a result of the modification, the Company was required to file a registration statement for the Series B equity by August 4, 2001. The Company has not filed such registration statement as of the date of this filing and is now required to record a monthly accretion of 5% of the Series B preferred stock's liquidation amount of $400,000 beginning in August 2001 as long as the filing is delinquent. The preferred stockholders have the right to require redemption of the Series B preferred stock amounts, including accretions, 90 days subsequent to August 4, 2001 in the event that the registration statement is not declared effective at that time.

          In conjunction with this modification, the Company issued to the Series B preferred stockholders warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $.17 per share. The fair value of $195,000 of such warrants was calculated using the Black Scholes option model with the following variables: exercise price of $.17, closing stock price on June 26, 2001 of $.44, life of warrants of 3 years, volatility of 150% and risk free interest rate of 5.5%. The value of such warrants was deemed to be analogous to a dividend to the preferred stockholders as prescribed under the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Ratios, and was recognized at the date of issuance as the warrants were immediately exercisable.

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

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "BusinessCombinations" and SFAS No. 142 "Goodwill and Other Intangible Assets."SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We do not expect the adoption of these accounting standards will have a significant impact on our financial position or results of operations.

NOTE 8 SUBSEQUENT EVENTS

          In July 2001, the Company received approximately $375,000 from the Torneaux Fund and accredited investors in connection with the sale of 1,909,458 shares of Common Stock and 600,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $.17 per share. In addition, the Company agreed to reprice 73,791 existing Torneaux Fund warrants ranging in price from $1.0126 to $1.1342 to $.17 per share. The sales were made to the accredited investors in reliance by the Company upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On July 9, 2001, the Company issued 43,411 shares of Common Stock valued at $18,000 to two Directors as payment for service on the Board of Directors.

          On July 9, 2001, the Company granted a warrant to purchase 250,000 shares of its Common Stock to a consultant as part of an agreement dated July 9, 2001. The warrant has an exercise price of $.38 per share. The transaction was exempt from registration in reliance upon Sec. 4(2) of the Securities Act.

          Also on July 9, 2001, the Company granted a warrant to purchase 250,000 shares of its Common Stock to a consultant as part of an agreement dated July 9, 2001. The warrant has an exercise price of $.38 per share. The transaction was exempt from registration in reliance upon Sec. 4(2) of the Securities Act.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


          On July 17, 2001, the Company received approximately $4,350 from the sale of 12,083 shares of Common Stock to employees pursuant to the 1999 Employee Stock Purchase Plan for the period ended June 30, 2001.

          On July 27, 2001, the Company sold 250,000 shares of its Common Stock to an accredited investor. The stock was sold for $.60 per share resulting in gross proceeds to the Company of $150,000. In addition, the Company issued a warrant to purchase 25,000 shares of its Common Stock at $.60 per share. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On July 27, 2001, the Company sold 333,334 shares of its Common Stock to an accredited investor. The stock was sold for $.60 per share resulting in gross proceeds to the Company of $200,000. In addition, the Company issued a warrant to purchase 33,333 shares of its Common Stock at $.60 per share. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On July 27, 2001, the Company sold 16,666 shares of its Common Stock to an accredited investor. The stock was sold for $.60 per share resulting in gross proceeds to the Company of $10,000. In addition, the Company issued a warrant to purchase 1,666 shares of its Common Stock at $.60 per share. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On July 27, 2001, the Company received proceeds of $16,500 from the exercise of options by a Director under the 1996 Stock Option Plan to purchase 27,500 shares of the Company's Common Stock.

          On August 7, 2001, in order to continue to retain and incent the employees of the Company, non-plan, non-qualified stock options were granted to employees to purchase a total of 2,362,505 shares of the Company at current market value of $.77 per share.

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

General

     DBS Industries, Inc. ("DBSI" or "We" or the "Company") is a development stage telecommunications company dedicated to providing low-cost satellite-to-Internet data messaging to and from remote locations. DBSI is the only company currently licensed by the Federal Communications Commission (through the E-SAT license) to provide commercial two-way data messaging using Code Division Multiple Access technology and low-earth-orbiting (LEO) satellites operating below the 1Ghz frequency range. In June of 2001, we entered into an operator-to-operator agreement with Iridium Satellite LLC. Through this agreement, we expect to begin providing data messaging services this year using a system that we believe will ultimately be complementary to E-SAT.

Plan of Operations

     We have continued our plan to construct and deploy a low-cost global satellite system utilizing our E-Sat FCC and international licenses. Bankruptcies in the satellite sector and sharp declines in telecommunications and technology sectors have impeded our financing efforts and required us to modify our business strategy. Our current strategy is to take advantage of the telecommunications downturn to secure low-cost capacity on existing satellite systems and combine it with the energy communications technologies developed by the Company over the past ten years, with an objective of achieving profitability and proving our market potential in fiscal 2002.

     On June 2, 2001 DBSI signed an operator-to-operator agreement with Iridium Satellite LLC to provide remote monitoring and control services to the energy industry. Through this agreement, the Company expects to begin providing specialized satellite-based data services using Iridium's commercially available satellite network by late 2001, significantly ahead of our planned satellite launch in late 2002.

     On June 14, 2001 we demonstrated to the media and to California state officials how a satellite-based energy control system could curtail electricity consumption by deactivating air conditioning units located on the rooftops of California shopping malls.

     At the same time, management has continued efforts to reduce the overall cost of its E-Sat system and to identify and commence negotiations with strategic partners who could serve as both customers and financiers of the Company's satellite-based energy management systems.

     The current circumstances in the satellite and telecommunications industry, as well as in the broad stock market and technology stocks in particular, have also led to delays in raising short-term operating capital. The Company's right to raise capital by selling common shares to the Torneaux Fund has been limited by the Company's stock price, which, during the first two quarters of fiscal 2001, has been below the contractual minimum threshold price of $1.00 per share. Any sale of shares to the Torneaux Fund at prices below that threshold price requires Torneaux Fund approval. As a result of deficiencies in short-term capital raising, the Company has delayed payment to many of its vendors, and certain of its employees have deferred receipt of salaries due. As of June 30, 2001, the Company's cash and cash equivalents amounted to $2,397 while its current liabilities, including amounts owed to employees, amounted to $2,639,058. Throughout the year, management has continued to focus on reducing operating expenses while concentrating its efforts on raising short-term and strategic financing and establishing a current operating business utilizing existing satellite capacity.

     Until the Company has begun to generate positive cash flow through its commercial operations, we will continue to seek to satisfy our cash requirements by raising new equity and debt capital, as well as by seeking the exercise of previously issued third-party warrants and stock options. The issuance of additional equity securities by us will result in significant dilution of the equity interests of the current stockholders.

Results of Operations

Revenues

     The Company remains in the development stage and did not generate revenues in either the quarter ended June 30, 2001 or June 30, 2000.

Operating Expenses

     Total operating expenses for the quarters ended June 30, 2001 and 2000, were $522,227 and $2,029,928 respectively. Total operating expenses for the six months ended June 30, 2001 were $1,384,054 as compared to $3,554,968 for the six months ended June 30, 2000. The decrease is attributable to the cost reduction plan put into effect by management in October 2000 and continued through July 2001. This plan included the reduction of our Marketing and our Research and Development staff in November 2000 as well as a significant reduction in General and Administration costs.

Marketing and Sales Expenses

     Marketing and sales expenses for the three months ended June 30, 2001 and 2000 were $41,922 (8.0% of operating expenses) and $304,472 (15.0% of operating expenses) respectively. The decrease of $580,211 to $86,761 (6.3% of operating expenses) during the six months ended June 30, 2001, compared to $666,972 (18.8% of operating expenses) in the six months ended June 30, 2000 was due to the reduction of our marketing and sales group in the fourth quarter of fiscal 2000 in order to reduce our cash expenditures.

General and Administrative Expenses

     General and administrative expenses include the costs of finance, legal, administrative and general management functions of DBSI. General and administrative expenses for the quarters ended June 30, 2001 and 2000 were $479,687 (91.9% of operating expenses) and $1,662,360 (81.9% of operating expenses) respectively. The decrease of $1,354,032 to $1,296,161 (93.6% of operating expenses) during the six months ended June 30, 2001, compared to $2,650,193 (74.5% of operating expenses) in the six months ended June 30, 2000, was primarily due the cost reduction plan put in place by DBSI management in October 2000. The cost-savings measures adopted by the Company resulted in a decrease in personnel and travel costs of $328,000, a decrease in Legal fees of $293,000, and a decrease in consulting fees of $629,000 during the six months ended June 30, 2001.

Research and Development Expenses

     Research and development expenses represent the costs incurred to develop our system. Research and development expenses for the quarters ended June 30, 2001 and 2000 were $618 (0.1% of operating expenses) and $63,096 (3.1% of operating expenses) respectively. The decrease of $236,671 to $1,132 (0.1% of operating expenses) during the six months ended June 30, 2001, compared to $237,803 (6.7% of operating expenses) for the six months ended June 30, 2000, was a result of the cost reduction plan put in place by DBSI management in October 2000. The cost-savings measures adopted by the Company resulted in a decrease in personnel and travel costs of $172,000, a decrease in rent and occupancy costs of $41,000, and a decrease in consulting fees of $33,000 during the six months ended June 30, 2001.

Non-Cash Stock Compensation

     In order to attract and retain personnel, we have granted options to purchase 2,033,106 shares of Common Stock at exercise prices ranging from $0.39 to $2.81 to several employees. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation of $2,490,337. This amount is being amortized over the vesting periods of the granted options, and as a result, $112,532 and $247,277 was recognized as non-cash stock compensation expense in the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, the Company recognized Non-Cash Stock Compensation costs of $225,064 and $494,555 respectively.

Net Loss

     Our net loss for the quarter ended June 30, 2001 and 2000 was $534,487 and $2,029,280 respectively. The decrease in net loss was due to cost reductions made by DBSI's management while we continue to seek system construction financing.

Liquidity and Capital Resources

     The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly expenses averaged approximately $174,000 per month during the second quarter of fiscal 2001, compared to $676,000 during the second quarter of fiscal 2000. However, if we proceed to raise sufficient financing, expenses will increase during fiscal 2001 with the demands of increased efforts in developing our systems and in implementing our business plan. Additional capital will be necessary to expand operations or continue current operations.

     During the six months ended June 30, 2001, we received proceeds from the sale of common stock totaling approximately $675,000 before stock issuance costs of approximately $77,000. These transactions include private placements of 1,358,182 shares of the Company's common stock for an aggregate amount of $600,000 and proceeds in the amount of approximately $48,000 from the exercise of 91,375 options and warrants. The proceeds from these transactions were used primarily to fund our ongoing operations and investing activities.

     We had cash and cash equivalents of $2,397 and $32,069 as of June 30, 2001 and 2000 respectively. We had a negative working capital of $2,565,468 as of June 30, 2001, compared to a negative working capital of $2,292,114 as of June 30, 2000. Until we have initiated our commercial operations, and have begun generating positive cash therefrom, we must continue to raise cash from outside sources for the Company's operations and for the development of the NewStar System.

     Net cash used in operating activities for the six months ended June 30, 2001 was $985,168 as compared to $1,429,616 for the six months ended June 30, 2000. This resulted from a net loss of $1,409,008 offset primarily by (1) Common Stock issued for consulting services in the amount of $216,000, (2) non-cash stock compensation of $225,064, (3) Warrants issued for services rendered in the amount of $40,950, and increased by (4) a reduction in accounts receivable and other assets of $38,693 and (5) a reduction in accounts payable and accrued liabilities of $23,960.

     Net cash used in investing activities for the six months ended June 30, 2001, was $0 as compared to $128,348 for the quarter ended June 30, 2000. Due to the Company's focus on its financing efforts, no fixed assets were purchased nor payments made for the construction of its satellite system.

     Net cash provided by financing activities for the six months ended June 30, 2001, was $598,246 compared to $1,307,088 for the six months ended June 30, 2000. Net cash provided by financing activities during the six months ended June 30, 2000 was related primarily to the net proceeds from the sale of units of the Company's Common Stock and the exercise of options and warrants by our stockholders.

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

Risks and Uncertainties Affecting Future Operating Results

     A number of factors could cause future results to differ materially from historic results. We are a development stage company and as of June 30, 2001, we had no customers. Given our limited operating history and lack of revenues, no assurances can be given that we will be able to construct and implement our systems, and, if implemented, to develop a sufficiently large customer base to be profitable.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

          In May 2001, the Company received six-month loans from three current stockholders and a director of the Company in the amount of $30,000. In consideration for the loans, the Company will pay interest at the rate of 6.5% per annum, and has issued warrants to said stockholders and director to purchase a total of 200,000 shares of restricted Common Stock exercisable at $0.25 per share.

          In June 2001, the Company received a six-month loan from a director of the Company in the amount of $25,000. In consideration for the loan, the Company will pay interest at the rate of 6.5% per annum, and has issued a warrant to the director to purchase a total of 125,000 shares of restricted Common Stock exercisable at $0.45 per share.

          The fair value of such warrants of approximately $41,000 has been capitalized and is being amortized over the term of the loans.

          On June 26, 2001, the Company's Series B preferred stockholders agreed to modify their preferred stock agreement with the Company. As a result of the modification, the Company was required to file a registration statement for the Series B equity by August 4, 2001. The Company has not filed such registration statement as of the date of this filing and is now required to record a monthly accretion of 5% of the Series B preferred stock's liquidation amount of $400,000 beginning in August 2001 as long as the filing is delinquent. The preferred stockholders have the right to require redemption of the Series B preferred stock amounts, including accretions, 90 days subsequent to August 4, 2001 in the event that the registration statement is not declared effective at that time.

          In conjunction with this modification, the Company issued to the Series B preferred stockholders warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $.17 per share. The fair value of $195,000 of such warrants was calculated using the Black Scholes option model with the following variables: exercise price of $.17, closing stock price on June 26, 2001 of $.44, life of warrants of 3 years, volatility of 150% and risk free interest rate of 5.5%. The value of such warrants was deemed to be analogous to a dividend to the preferred stockholders as prescribed under the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Ratios, and was recognized at the date of issuance as the warrants were immediately exercisable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 5, 2001, the Company held its annual shareholder meeting wherein the following matters were acted upon:

     (a) A majority of the voting stock of the Company approved the election of one director of the Company to hold office for a three-year term ending at the Annual Meeting of Stockholders in 2004 and until his successor is elected and qualified. Votes cast:

           Director                 For            Withheld
           ------------------------------------------------
           Michael T. Schieber    15,733,778      1,638,823

     (b) The affirmative vote of a majority of the outstanding shares of Common Stock of the Company was received to amend the Certificate of Incorporation to (i) increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 and (ii) increase the number of authorized shares of Preferred Stock from 5,000,000 to 10,000,000. Votes cast:

          For:         10,940,669
          Against:         76,319
          Abstain:          7,825

          Previously, the Company's Certificate of Incorporation, as last amended in 1999, authorized the issuance of 50,000,000 shares of
          Common Stock with a par value of $0.0004 per share and 5,000,000 shares of Preferred Stock with par value of $0.0004 per share. Both of these increases will take effect when management files an amendment with the State of Delaware to the Company's Articles of Incorporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     (10.64) Operator-to-Operator Agreement  between Iridium  Satellite  LLC and
             DBS Industries dated May 24, 2001. (Confidential Treatment has been requested with regards to certain portions of this agreement.)

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DBS INDUSTRIES, INC.


DATE:   August 10, 2001                        By:    /s/ FRED W. THOMPSON
                                                      --------------------
                                                       FRED W. THOMPSON
                                                       President

                                                By:    /s/ STANTON C. LAWSON
                                                       ---------------------
                                                       STANTON C. LAWSON
                                                       Chief Financial Officer