Form 10QSB
period 2001-09-30
DBS INDUSTRIES INC
filed 2001-11-14
CIK 857502

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

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


Shares Outstanding as of October 31, 2001: 23,828,963


Transitional Small Business Disclosure Format:   Yes:    No   X

                              DBS INDUSTRIES, INC.

                                      INDEX

                                                                                                               PAGE
                                                                                                               -----
                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

             Condensed Consolidated Balance Sheets (unaudited):
             As of September 30, 2001 and December 31, 2000.......................................................1

             Condensed Consolidated Statements of Operations (unaudited):
             For the Three and Nine Months Ended September 30, 2001 and  September 30, 2000
             and for the period from April 25, 1990 (Inception)  to September 30, 2001............................2

             Condensed Consolidated Statements of Cash Flows (unaudited):
             For the Nine Months Ended September 30, 2001 and September 30, 2000
             and for the period from April 25, 1990 (Inception) to September 30, 2001 ............................3

             Notes to Condensed Consolidated Financial Statements.................................................4

ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations............................................................................................14



                           PART II - OTHER INFORMATION

ITEM  1. Legal Proceedings.......................................................................................20

ITEM  2. Changes in Securities...................................................................................20

ITEM  6. Exhibits and Reports on Form 8-K........................................................................22



PART I
                              FINANCIAL INFORMATION
TEM 1.                        FINANCIAL STATEMENTS

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                   September 30,       December 31,
                                                                                       2001                2000
                                                                                  --------------     ---------------
Current assets:
     Cash and cash equivalents                                                     $    136,484        $    389,319
     Prepaid and other current assets                                                    63,128              57,378
                                                                                  --------------     ---------------
       Total current assets                                                             199,612             446,697
                                                                                  --------------     ---------------

Furniture and equipment (net)                                                            29,559              32,393
Investments, license acquisition costs, and other                                     2,894,690           2,369,088
Satellite construction costs                                                         12,229,907          12,229,907
                                                                                  --------------     ---------------
       Total other assets                                                            15,154,156          14,631,388
                                                                                  --------------     ---------------

              Total assets                                                         $ 15,353,768        $ 15,078,085
                                                                                  ==============      ==============
              LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK,
                            AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $  1,259,537        $  1,482,476
     Customer advances                                                                  400,000             400,000
     Accrued compensation                                                               257,083             601,132
     Related party loans                                                                 55,000                  --
     Other accrued liabilities                                                          128,132             179,410
                                                                                  --------------     ---------------
       Total current liabilities                                                      2,099,752           2,663,018
                                                                                  --------------     ---------------
Non-current liabilities:
     Convertible debentures                                                             148,560                  --
                                                                                  --------------     ---------------
              Total liabilities                                                    $  2,248,312        $  2,663,018
                                                                                  ---------------     ---------------

Series B Mandatorily Redeemable Convertible Preferred Stock, $0.0004 par value;
       550 Shares authorized; 440 issued and outstanding at September 30,
       2001 and December 31, 2000 (liquidation preference $481,878)                     481,878             347,971
                                                                                  --------------     ---------------
Stockholders' equity:
     Series A Convertible Preferred Stock, $0.0004 par value; 35,897 shares authorized; 25,899 issued and outstanding at September 30, 2001 and
       December 31, 2000;(liquidation preference $ 776,970)                                  11                  11
     Common stock, $0.0004 par value; 100,000,000 shares authorized;
       23,753,665 and 15,601,143 issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively                             9,521               6,260
     Capital in excess of par value                                                  31,034,555          29,204,964
     Warrants                                                                         3,986,836           2,911,654
     Deferred stock-based compensation                                                 (112,532)           (450,129)
     Deficit accumulated during the development stage                               (22,294,812)        (19,605,664)
                                                                                  --------------     ---------------
         Total stockholders' equity                                                  12,623,579          12,067,096
                                                                                  --------------     ---------------
              Total liabilities, mandatorily redeemable preferred stock,
              and stockholders' equity                                             $ 15,353,768        $ 15,078,085
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

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                      April 25, 1990
                                                   Three Months Ended                    Nine Months Ended            (Inception) to
                                                      September 30,                         September 30,              September 30,
                                                   2001              2000              2001               2000             2001
                                               -------------     -------------     -------------     -------------    --------------

Revenue                                        $         --      $         --      $         --      $         --      $    161,420
                                               -------------     -------------     -------------     -------------    --------------

Cost and operating expenses:
   Cost of revenue                                       --                --                --                --           127,580
   Marketing and sales                               79,463           235,288           166,224           902,260         2,810,572
   General and administrative                     1,126,586         2,383,578         2,422,746         5,033,771        19,181,255
   Research and development                              --           181,554             1,132           419,357         4,749,921
                                               -------------     -------------     -------------     -------------    --------------
                                                  1,206,049         2,800,420         2,590,102         6,355,388        26,869,328
                                               -------------     -------------     -------------     -------------    --------------
     Loss from operations                        (1,206,049)       (2,800,420)       (2,590,102)       (6,355,388)      (26,707,908)
                                               -------------     -------------     -------------     -------------    --------------

Other income (expense):
   Interest, net                                    (73,692)              270           (97,845)            2,197          (753,908)
   Equity in loss of
    investees, net                                       --                --                --                --          (512,920)
   Gain on sales of
    investments                                          --                --                --                --         5,829,218
   Other, net                                            --                --                --            (1,721)          (56,634)
                                               -------------     -------------     -------------     -------------    --------------
                                                    (73,692)              270           (97,845)              476         4,505,756
                                               -------------     -------------     -------------     -------------    --------------
     Loss before provision
      for income taxes and
      minority interest                          (1,279,741)       (2,800,150)       (2,687,947)       (6,354,912)      (22,202,152)

Provision for income taxes                             (400)               --            (1,200)               --          (101,235)
                                               -------------     -------------     -------------     -------------    --------------
     Loss before minority
      interest                                   (1,280,141)       (2,800,150)       (2,689,147)       (6,354,912)      (22,303,387)

Minority interest in loss of
   consolidated subsidiaries                             --                --                --                --             8,575
                                               -------------     -------------     -------------     -------------    --------------

     Net loss                                  $ (1,280,141)     $ (2,800,150)     $ (2,689,147)     $ (6,354,912)     $(22,294,812)
                                               =============     =============     =============     =============    ==============
Series B Preferrred Stock
   dividends associated
   with issued warrants
   and accretions                                   (81,878)               --          (276,878)               --          (276,878)
                                               -------------     -------------     -------------     -------------    --------------
     Net loss attributable
     to Common Stockholders                    $ (1,362,019)     $ (2,800,150)     $ (2,966,025)     $ (6,354,912)     $(22,571,690)
                                               -------------     -------------     -------------     -------------    --------------
Basic and diluted net loss
 per share                                     $      (0.06)     $      (0.19)     $      (0.15)     $      (0.44)
                                               =============     =============     =============     =============
Weighted average number of
   shares of common stock,
   basic and diluted                             22,345,583        14,946,553        20,081,222        14,615,607
                                               =============     =============     =============     =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     April 25, 1990
                                                                        Nine Months Ended            (Inception) to
                                                                          September 30,               September 30,
                                                                    2001               2000                2001
                                                               -------------       -------------      ---------------

Reconciliation of net loss to net cash
   used in operating activities
   Net loss                                                    $ (2,689,147)       $ (6,354,912)       $(22,294,812)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                    7,110              11,320             470,951
     Minority interest's share of net loss                               --                  --              (8,575)
     Noncash charges                                                460,000             (60,000)          2,218,045
     Amortization of stock-based compensation                       337,596             690,345           2,374,208
     Issuance of options and warrants
       for services rendered                                        351,658           1,776,325           2,147,174
     Issuance of common stock in connection
       with litigation settlement                                        --                  --             324,391
     Equity in loss of investees, net                                    --                  --             529,972
     Loss (gain) on sales of investments                               (125)              1,721          (5,829,343)
     Allowance for losses on advances                                    --                  --             216,932
     Common stock issued as payment for interest                         --                  --               7,000
     Decrease (increase) in accounts receivable and
       other assets                                                 (30,627)              5,500             (68,801)
     Increase (decrease) in accounts payable
       and accrued liabilities                                     (618,266)          2,242,496           1,315,756
     Increase in customer advances                                       --                  --             400,000
                                                               -------------       -------------      ---------------
       Net cash used in operating activities                     (2,181,801)         (1,687,205)        (18,197,102)
                                                               -------------       -------------      ---------------

Cash flows from investing activities:
   Proceeds from sale of investment                                   2,546                  --           1,102,486
   Proceeds from Loral settlement                                        --                  --           3,573,677
   Purchase of furniture and equipment                               (6,698)             (2,704)           (152,139)
   Satellite construction costs                                          --            (154,144)        (12,229,907)
   Organization costs                                                    --                  --             (28,526)
   Repayment (issuance) of note receivable from stockholder              --                  --             (31,187)
   Purchase of interest in Continental                                   --                  --          (2,292,409)
   Investments, license acquisition costs and other                (500,723)                 --          (3,227,048)
   Net assets of purchased subsidiaries                                  --                  --            (147,500)
   Cash transferred from Fi-Tek IV, Inc.
     pursuant to the merger and reorganization                           --                  --             156,648
   Cash of divested subsidiary                                           --                  --                (277)
   Purchase of patents                                                   --                  --             (18,251)
   Proceeds from repayment of advances to affiliate                      --                  --             152,500
   Restricted cash on credit line                                        --                  --             300,000
                                                               -------------       -------------      ---------------
       Net cash used in investing activities                       (504,876)           (156,848)        (12,841,933)
                                                               -------------       -------------      ---------------

Cash flows from financing activities:
   Repayment of borrowing under credit line                              --                  --            (300,000)
   Issuance of debentures                                           500,000                  --           5,317,501
   Issuance of Common and Preferred Stock                         1,967,042           1,688,710          28,583,781
   Redemption of common stock warrants                                   --                  --             (19,490)
   Stock issue costs                                                (88,200)           (103,315)         (1,378,611)
   Purchase of shares                                                    --                  --              (5,000)
   Payment of debentures                                                 --                  --          (1,168,445)
   Proceeds from stockholders' loans                                 55,000                  --             497,750
   Payment of stockholders' loans                                        --                  --            (351,967)
                                                               -------------       -------------      ---------------
       Net cash provided by  financing activities                 2,433,842           1,585,395          31,175,519
                                                               -------------       -------------      ---------------

Net increase (decrease) in cash and cash equivalents               (252,835)           (258,658)            136,484
Cash and cash equivalents, beginning of period                      389,319             282,945                  --
                                                               -------------       -------------      ---------------
Cash and cash equivalents, end of period                       $    136,484        $     24,287        $    136,484
                                                               =============       =============      ===============

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

     The financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at September 30, 2001 and condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the 2001 interim period presented are not necessarily indicative of expected results for the full 2001 fiscal year.

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

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in DBSI's 2000 Annual Report on Form 10-KSB.

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation with no effect on net loss as previously reported.

NOTE 2 INVESTMENTS, LICENSE ACQUISITION COSTS AND OTHER ASSETS

     In October 1994, the Company and EchoStar formed E-SAT for the purpose of filing with the FCC for a license to operate a low earth orbit satellite system. E-SAT filed with the FCC on November 16, 1994. The Company now holds an 80.1% interest in E-SAT. The Company's total investments in, and advances to, E-SAT as of September 30, 2001 and December 31, 2000 were $851,490. The investment is accounted for using the equity method. The Company's equity in losses of E-SAT for the nine months ended September 30, 2001 and 2000, were $0.

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

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On July 30, 1999, the Company entered into an agreement with EchoStar under which it received 60.1% of E-SAT's shares, bringing the Company's ownership in E-SAT to 80.1% from its initial 20%, in exchange for consideration which primarily included the grant of rights to use up to 20% of the satellite capacity of the E-SAT system by EchoStar. The Federal Communications Commission subsequently approved the transaction. In connection with the negotiations of the share purchase agreement with EchoStar, the Company paid $1,517,187 to a consultant during 1999 and capitalized such costs in the E-SAT investment account.

     During the three months ended September 30, 2001 the Company capitalized approximately $500,000 in costs associated with the development of a satellite based energy control system to curtail energy consumption of electric air conditioning units.

NOTE 3 SATELLITE CONSTRUCTION COSTS

     During the construction of its satellite system, the Company is capitalizing all design, engineering, launch and construction costs. Such costs amounted to approximately $12.2 million as of September 30, 2001. The Company reviews capitalized satellite construction and FCC license costs for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company is required under its FCC license to build two satellites by March 2002 and launch them by September 2002. Lack of receipt of extensions from the FCC of the above deadlines, the inability to meet the construction and launch requirements or to raise adequate financing may represent an impairment event and result in the write down of such capitalized costs to their recoverable value.

     On December 15, 1998, the Company and Alcatel Space Industries ("Alcatel") entered into a Memorandum of Understanding and authorization to proceed ("MOU") pursuant to which Alcatel would become the General Contractor for the design, construction and launch services for the Company's planned low earth orbit satellites. Upon signing of the MOU, the Company made a $1 million advance payment to Alcatel. In January and February 1999, the Company made additional payments to Alcatel totaling an additional $1 million.

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

     On October 8, 1999, the Company signed a contract with Alcatel Space Industries for the final design, construction and delivery to the launch site of six Little LEO satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the Company's satellite system. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. The Company paid $2 million in construction payments to Alcatel, pursuant to which Alcatel completed the preliminary engineering design

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


review for the Company's system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. The Agreement with Alcatel required a payment at the end of 1999 of approximately $9.1 million in cash and the equivalent of $5 million in Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for our full system development schedule. As of October 31, 2001, this payment has not been made, and Alcatel therefore has the right to consider this contract void as to further work, and that the contract is therefore not currently in effect.

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

NOTE 5 CONVERTIBLE DEBENTURES

     On August 31, 2001, the Company sold to an accredited investor an aggregate of $500,000 principal amount of convertible debentures due August 31, 2006, together with warrants to purchase up to an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $1.06 per share. The Company shall accrue simple interest on the $500,000 at the rate of 6% per annum. As of September 30, 2001, the Company has accrued $2,500 in interest expense relating to these debentures. The principal and accrued interest are convertible into shares of Common Stock of the Company at the lower of (i) a fixed conversion price equal to $.98 (maximum conversion price) or (ii) a variable conversion price equal to 85% of the market price, but in no event lower than $.21 per share (minimum conversion price).

     Emerging Issues Task Force (EITF) Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as clarified by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", requires the Company to compute the Beneficial Conversion Feature (BCF) of the convertible debt. Therefore a BCF of approximately $223,000 was recorded as debt discount and is amortized as interest expense over the five-year life of the debenture. Additionally, the Company estimated the value of the warrant, using the Black Scholes model, at approximately $134,000 and recorded it as debt discount. This amount will also be amortized over the five-year life of the debenture. As of September 30, 2001, the Company has recorded approximately $6,000 as interest expense relating to the amortization of the value of the warrants and BCF.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 NET LOSS PER SHARE

     Basic net loss per share is computed based on the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Options and warrants to purchase 14,184,688 shares of common stock with exercise prices ranging from $.17 to $5.60 were outstanding as of September 30, 2001 and were excluded from the loss per share calculation for the three and nine month periods then ended as they have the effect of decreasing loss per share. Options and warrants to purchase 6,666,737 shares of common stock with exercise prices ranging from $.39 to $5.60 were outstanding as of September 30, 2000 and were excluded from the loss per share calculation for the three and nine month periods then ended as they have the effect of decreasing loss per share.

NOTE 7 EQUITY TRANSACTIONS

     Preferred Stock

     The Company's Certificate of Incorporation, as amended in 2001, authorizes the issuance of 10,000,000 shares of preferred stock with par value of $0.0004 per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series. The Board is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences, and to allow for the conversion of preferred stock into common stock.

     Common Stock

     The Company's Certificate of Incorporation, as amended in 2001, authorizes the issuance of 100,000,000 shares of common stock with a par value of $0.0004 per share. Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the Certificate of Incorporation.

     Equity Transactions with Non-Employees

     Preferred Stock Transactions

     During fiscal 2000, the Company sold to accredited investors an aggregate of 35,897 shares of its Series A Convertible Preferred Stock at $30 per share, for an aggregate placement of $1,076,910. The shares of preferred stock have a liquidation preference of $30.00 per share and were initially convertible, at the option of the holder, into ten shares of our common stock, or at a rate of $3.00 per common share. Per the conversion terms, the conversion rate was adjusted to a range between $1.6438 and $1.8625, based upon the 5-day average closing price of the Company's common stock three months after the shares were issued, because the Company's common stock was trading below $3.00 per share. Commissions were paid to one placement agent in the aggregate amount of approximately $7,000, plus a warrant was issued in July 2000 to the placement agent to purchase 57,586 shares of common stock at the exercise price of $3.00 per share. As of September 30, 2001, 25,899 shares of Series A Preferred Shares remain outstanding. Accreted dividends totaled $60,970 based on a 5% dividend rate per annum.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On October 6, 2000, the Company received from accredited investors proceeds of $400,000 from the sale in a private placement of (1) 400 shares of Series B Convertible Preferred Stock, (2) warrants to purchase 83,660 shares of Common Stock with an exercise price of $1.052 per share and (3) warrants to purchase 83,660 shares of Common Stock with an exercise price of $1.434 per share. During the first 180 days following October 6, 2000, the Series B Preferred Stock could not be converted; and the Company had the right to redeem these shares if the Company repaid the purchase price plus an additional 5-7% depending on repayment date, plus dividends at a rate of 10% per annum. After 180 days following October 6, 2000, the Series B Preferred Stock are convertible into Common Stock at the lesser of (1) approximately $.96 per share which was the closing bid price at the time of the purchase or (2) 80% of the average of the three lowest closing bid prices of the Common Stock for the 20-day trading period prior to the conversion date. The Company also has the obligation to register the Common Stock underlying the warrants and, after 180 days, Common Stock underlying any redeemed Series B Preferred Stock. For this transaction, an agent received a fee of 40 shares of Series B Preferred Stock and warrants to purchase 120,000 shares of Common Stock of the Company with an exercise price of $1.052 per share. As of September 30, 2001, 440 shares of Series B Preferred Shares remain outstanding. Accreted dividends totaled $43,878 based on a 10% dividend rate per annum.

     On June 26, 2001, the Company's Series B preferred stockholders agreed to modify their preferred stock agreement with the Company. As a result of the modification, the Company's requirement to file a registration statement for the Series B equity was delayed four months to August 4, 2001. The Company has not filed such registration statement as of September 30, 2001 and therefore has recorded accretions of 5% monthly of the Series B preferred stock's liquidation amount of $400,000. These accretions totaled $38,000 in the quarter ended September 30, 2001.

     The preferred stockholders have the right to require redemption of the Series B preferred stock amounts, including accretions, 90 days subsequent to August 4, 2001 in the event that the registration statement is not declared effective at that time.

     In conjunction with this modification, the Company agreed to reprice the existing 287,322 warrants issued on October 6, 2000 to the Series B preferred stockholders ranging in price from $1.0126 to $1.1342 to $.17 per share. In addition, the Company issued to the Series B preferred stockholders warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $.17 per share. The fair value of $195,000 of such warrants was calculated using the Black Scholes option model with the following variables: exercise price of $.17, closing stock price on June 26, 2001 of $.44, life of warrants of 3 years, volatility of 150% and risk free interest rate of 5.5%. The value of such warrants was deemed to be analogous to a dividend to the preferred stockholders as prescribed under the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Ratios", and was recognized at the date of issuance as the warrants were immediately exercisable.


         Common Stock Transactions

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

     In March 2001, we issued 488,136 shares of Common Stock of the Company to a consultant for services rendered for a total fair value of $216,000. This amount was recorded as consulting expense. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

     On April 18, 2001, the Company granted to an accredited investor a warrant to purchase 5,000 shares of Common Stock of the Company at an exercise price of $.50 per share in exchange for extending the period during which the Company was required to file a registration statement with regard to securities purchased by the investor on December 27, 2000. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     In May 2001, the Company received six-month loans from three current stockholders and a director of the Company in the amount of $30,000. In consideration for the loans, the Company will pay interest at the rate of 6.5% per annum, and has issued warrants to said stockholders and director to purchase a total of 150,000 shares of restricted Common Stock exercisable at $0.25 per share. In June 2001, the Company received a six-month loan from a director of the Company in the amount of $25,000. In consideration for the loan, the Company will pay interest at the rate of 6.5% per annum, and has issued a warrant to the director to purchase a total of 125,000 shares of restricted Common Stock exercisable at $0.45 per share. The fair value of such warrants of approximately $41,000 is being amortized as interest expense over the term of the loans.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In July 2001, the Company received approximately $375,000 from the Torneaux Fund and accredited investors in connection with the sale of 1,909,458 shares of Common Stock and 600,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $.17 per share. In addition, the Company agreed to reprice 73,791 existing Torneaux Fund warrants ranging in price from $1.0126 to $1.1342 to $.17 per share. The sales were made to the accredited investors in reliance by the Company upon the exemption from registration under Regulation S. In connection with this drawdown, on July 12, 2001, 450,000 shares of Common Stock of the Company were issued to an accredited investor in exchange for $10,000. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     On July 9, 2001, the Company granted a warrant to purchase an aggregate of 500,000 shares of its Common Stock to two consultants as part of two agreements dated July 9, 2001. The warrants have an exercise price of $.38 per share. Of these 500,000 warrants, 175,000 vested upon performance of service during the quarter ended September 30, 2001, while the vesting of the remainder is contingent upon the occurrence of future events. The Company valued the 175,000 vested warrants using the Black Scholes model and recorded the related fair value of $54,250 as consulting expense.

     On July 27, 2001, the Company sold an aggregate of 600,000 shares of its Common Stock to three accredited investors. The stock was sold for $.60 per share resulting in gross proceeds to the Company of $360,000. In addition, the Company issued warrants to purchase an aggregate of 59,999 shares of its Common Stock at $.60 per share. These transactions were performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     On August 1, 2001, the Company granted a warrant to purchase 62,000 shares of its Common Stock to a consultant as part of an agreement dated August 1, 2001. The warrant has an exercise price of $.77 per share. Of these 62,000 warrants, 25,000 vested upon performance of service during the quarter ended September 30, 2001, while the vesting of the remainder is contingent upon the occurrence of a future event. The Company valued the 25,000 vested warrants using the Black Scholes model and recorded the related fair value of $17,000 as consulting expense.

     On August 9, 2001, warrants to purchase 100,000 shares of Common Stock of the Company exercisable at $.62 per share were issued to two consultants for services rendered. The Company valued the 100,000 vested warrants using the Black Scholes model and recorded the related fair value of $55,000 as consulting expense.

     On August 10, 2001, warrants to purchase a total of 50,000 shares of Common Stock of the Company exercisable at $.67 per share were issued to two consultants for services rendered. The Company valued the 50,000 vested warrants using the Black Scholes model and recorded the related fair value of $29,500 as consulting expense.

     On August 16, 2001, the Company sold an aggregate of 425,531 shares of its Common Stock to two accredited investors. The stock was sold for $.47 per share resulting in gross proceeds to the Company of $200,000. In addition, the Company issued warrants to purchase 69,148 shares of its Common Stock at $.47 per share. These transactions were performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On August 19, 2001, a warrant to purchase 9,722 shares of Common Stock of the Company exercisable at $.59 per share was issued to a consultant for services rendered. The Company valued the 9,722 vested warrants using the Black Scholes model and recorded the related fair value of $4,958 as consulting expense.

     On August 20, 2001, the Company granted a warrant to purchase 250,000 shares of its Common Stock to a consultant for services rendered. The warrant has an exercise price of $.50 per share. The Company valued the 250,000 vested warrants using the Black Scholes model and recorded the related fair value of $150,000 as consulting expense.

     Also on August 20, 2001, the Company sold 500,000 shares of its Common Stock to an accredited investor. The stock was sold for $.50 per share resulting in gross proceeds to the Company of $250,000. In addition, the Company issued a warrant to purchase 300,000 shares of its Common Stock at $.50 per share. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     On August 29, 2001, the Company sold 94,203 shares of its Common Stock to an accredited investor. The stock was sold for $.69 per share resulting in gross proceeds to the Company of $65,000. In addition, the Company issued a warrant to purchase 9,420 shares of its Common Stock at $.69 per share. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     On September 7, 2001, the Company issued 333,333 shares of Common Stock to a consultant for services rendered for a total fair value of $216,000. The Company recorded this amount as consulting expense.

Equity Transactions with Employees

     In January 2001, 6,375 shares of Common Stock of the Company, valued at $10,000, were issued to a Director for service on the Board.

     In January 2001, the Company received approximately $3,150 from the sale of stock to an employee pursuant to the 1999 Employee Stock Purchase Plan.

     In February 2001, stock options to purchase 750,000 shares of the Company's Common Stock were granted to seven employees in accordance with the Company's 2000 Stock Option Plan.

     In March 2001, the Company received proceeds of $47,700 from a terminated employee for the exercise of options to purchase 90,000 shares of the Company's Common Stock.

     On July 9, 2001, the Company issued 43,411 shares of Common Stock valued at $18,000 to two Directors as payment for service on the Board of Directors. This amount was recorded as compensation expense.

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

     On August 7, 2001, in order to continue to retain and motivate the employees of the Company, non-plan, non-qualified stock options were granted to employees to purchase a total of 2,362,505 shares of Common Stock of the Company at current market value of $.77 per share.

     On August 16, 2001, the Company sold 53,191 shares of its Common Stock to a Director. The stock was sold for $.47 per share resulting in gross proceeds to the Company of $25,000. In addition, the Company issued a warrant to purchase 5,319 shares of its Common Stock at $.47 per share.

NOTE 8  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company does not expect the adoption of these accounting standards will have a significant impact on its financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business".

     SFAS No. 144 develops one accounting  model (based on the model in SFAS No.
121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to

                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the potential impact the adoption of SFAS No. 144 will have on its consolidated financial position, results of operations or cash flows.

NOTE 9 SUBSEQUENT EVENTS

     On October 2, 2001, the Company issued 75,298 shares of Common Stock to a terminated employee in accordance with his termination settlement for a total fair value of $37,649.

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

General

     We were formed in Delaware in 1989 and our principal executive offices are located in Mill Valley, California. We completed a share exchange reorganization with DBS Network in 1992. Since 1994, our focus has been to pursue business opportunities in satellite telecommunications. We began this pursuit originally by purchasing interests in direct broadcast satellite licensees. During 1997, we sold our last indirect interest in a direct broadcast satellite license.

     We formed E-SAT, Inc., a Colorado corporation, in partnership with EchoStar Communications Corp. in November 1994 for purposes of applying for a Little LEO FCC license. On March 31, 1998, the FCC issued a license to E-SAT to launch and operate a Little LEO satellite system. Pursuant to the agreement entered into with EchoStar in July 1999, we now hold 80.1% of the capital stock of E-SAT and EchoStar holds the remaining 19.9%.

     On June 2, 2001 we signed a seven year operator-to-operator agreement with Iridium Satellite LLC to provide remote monitoring and control services to the energy industry. Through this agreement, we hope to begin providing specialized satellite-based data services using Iridium's commercially available satellite network by late 2001, significantly ahead of our planned satellite launch in late 2002.

     On June 14, 2001 we demonstrated to California state officials how a satellite-based energy control system could curtail electricity consumption by temporarily deactivating air conditioning units located on the rooftops of California shopping malls. Shortly thereafter, we commenced negotiations with the State of California to provide satellite-based energy management services.

     If we are successful in our discussions with the State of California, we hope to begin generating revenues as early as the final quarter of fiscal 2001. Until then, and on a continuing basis if we are not successful, we will seek to satisfy our short term cash requirements by raising new equity and debt capital, as well as by seeking the exercise of previously issued third-party warrants and stock options.

Plan of Operations

     Bankruptcies in the satellite sector and sharp declines in telecommunications and technology sectors have impeded our financing efforts and required us to modify our business strategy. Our current strategy is to take advantage of the telecommunications downturn to secure low-cost capacity on existing satellite systems and combine it with the energy communications technologies we developed over the past ten years, with an objective of achieving profitability and proving our market potential in fiscal 2002.

     Throughout the year, we have focused on this strategy, reducing operating expenses and concentrating our efforts on raising short-term and strategic financing, while establishing a current operating business utilizing the existing satellite capacity held by Iridium.

     At the same time, we have continued our efforts to reduce the overall cost of the E-SAT system and to identify and commence negotiations with strategic partners who may serve as both customers and financial partners for our proposed satellite-based energy management systems. We continue our plan to construct and deploy a low-cost global satellite system utilizing our E-Sat FCC and international licenses.

     The current circumstances in the satellite and telecommunications industry, as well as in the financial markets, particularly in relation to technology stocks, have led to delays in our ability to raise short-term operating capital. Our right to raise capital by selling common shares to the Torneaux Fund has been limited by our stock price, which, during the first three quarters of fiscal 2001, has been below the contractual minimum threshold price of $1.00 per share. Any sale of shares to the Torneaux Fund at prices below that threshold price requires Torneaux's approval. As a result of deficiencies in short-term capital raising, we have delayed payment to many of our vendors, and certain of our employees. As of September 30, 2001, our cash and cash equivalents amounted to $136,484 while our current liabilities, including amounts owed to employees, amounted to $2,099,753. Throughout the year, we have continued to focus on reducing operating expenses while concentrating our efforts on raising short-term and strategic financing and establishing a current operating business utilizing the existing satellite capacity held by Iridium.

     Until we have begun to generate positive cash flow through our operations, we will continue to seek to satisfy our cash requirements by raising new equity and debt capital, as well as by seeking the exercise of previously issued third-party warrants and stock options. The issuance of additional equity securities by us will result in significant dilution of the equity interests of the current stockholders.

Results of Operations

Revenues

     The Company remains in the development stage and did not generate revenues in the three and nine-month periods ended September 30, 2001 and September 30, 2000.

Operating Expenses

     Total operating expenses for the quarters ended September 30, 2001 and 2000, were $1,206,049 and $2,800,420, respectively. Total operating expenses for the nine months ended September 30, 2001 were $2,590,102 as compared to $6,355,388 for the nine months ended September 30, 2000. The decrease is attributable to the cost reduction plan put into effect by management in October 2000 and continued through October 2001. This plan included the reduction of our Marketing and our Research and Development staff in November 2000 as well as a significant reduction in General and Administration expenses.

Marketing and Sales Expenses

     Marketing and sales expenses for the three months ended September 30, 2001 and 2000 were $79,463 (6.6% of operating expenses) and $235,288 (8.4% of operating expenses), respectively. Marketing and sales expenses for the nine months ended September 30, 2001 and 2000 were $166,224 (6.4% of operating expenses) and $902,260 (14.2% of operating expenses), respectively. The decrease of $736,036 was due to the reduction of our marketing and sales group in the fourth quarter of fiscal 2000 in order to reduce our cash expenditures.

General and Administrative Expenses

     General and administrative expenses include the costs of finance, legal, administrative and general management functions of DBSI. General and administrative expenses for the three months ended September 30, 2001 and 2000 were $1,126,586 (93.4% of operating expenses) and $2,383,578 (85.1% of operating expenses), respectively. General and administrative expenses for the nine months ended September 30, 2001 and 2000 were $2,422,746 (93.5% of operating expenses) and $5,033,771 (79.2% of operating expenses), respectively. The decrease of $2,611,025 was primarily due the cost reduction plan put in place by DBSI management in October 2000. The cost-savings measures adopted by the Company resulted in a decrease in personnel and travel costs of $602,000, a decrease in legal fees of $184,000, and a decrease in consulting fees of $1,850,000 during the nine months ended September 30, 2001.

Research and Development Expenses

     Research and development expenses represent the non-capitalized costs incurred to develop our system. Research and development expenses for the quarters ended September 30, 2001 and 2000 were $0 and $181,554, respectively. Research and development expenses for the nine months ended September 30, 2001 and 2000 were $1,132 and $419,357, respectively. The decrease of $418,225 was a result of the cost reduction plan put in place by DBSI management in October 2000.

Non-Cash Employee Stock Compensation

     Prior to January 1, 2000, in order to attract and retain personnel, the Company granted options to purchase 2,033,106 shares of Common Stock at exercise prices ranging from $0.39 to $2.81 to several employees. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation of $2,490,337. This amount is being amortized over the vesting periods of the granted options, and as a result, $112,532 and $195,790 were recognized as non-cash employee stock compensation expense in the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, the Company recognized non-cash stock compensation costs of $337,596 and $690,345, respectively.

     In August 2001, in order to continue to retain and motivate the employees of the Company, non-plan, non-qualified stock options were granted to employees to purchase a total of 2,362,505 shares of Common Stock of the Company at $.77 per share. Because these shares were issued at current market value, no non-cash stock compensation costs were recognized by the Company.

Net Loss

     Our net loss for the quarters ended September 30, 2001 and 2000 was $1,280,141 and $2,800,150, respectively. Net loss for the nine months ended September 30, 2001 was $2,689,147 compared to a net loss of $6,354,912 for the nine months ended September 30, 2000. The decrease in net loss was due to cost reductions made by DBSI's management while we continue to seek system construction financing.

Liquidity and Capital Resources

     The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly expenses averaged approximately $402,000 per month during the third quarter of fiscal 2001, compared to $933,000 during the third quarter of fiscal 2000. However, if we succeed in raising sufficient financing to implement our long-term business strategies, expenses will increase in the final quarter of fiscal 2001 and continue to increase during fiscal 2002 with the demands of increased efforts in both systems and business development. Additional capital will be necessary to expand operations or continue current operations, which will result in further dilution to our stockholders

     During the nine months ended September 30, 2001, we received proceeds from the sale of common stock totaling approximately $1,967,000 before stock issuance costs of approximately $88,200. These transactions include private placements of 3,481,107 shares of the Company's common stock for an aggregate amount of $1,510,000, draw down of the equity line facility with the Torneaux Fund of 1,459,458 shares of the Company's common stock for a total of $365,000, and proceeds in the amount of approximately $64,000 from the exercise of 117,500 options and warrants. The proceeds from these transactions were used primarily to fund our ongoing operations and investing activities.

     Also during the nine months ended September 30, 2001, we received proceeds from the issuance of convertible debentures in the amount of $500,000 (see Note 5 to the financial statements).

     We had cash and cash equivalents of $136,484 as of September 30, 2001 and $389,319 as of December 31, 2000. We had a negative working capital of $1,900,141 as of September 30, 2001, compared to a negative working capital of $2,216,321 as of December 31, 2000.

     Net cash used in operating activities for the nine months ended September 30, 2001 was $2,181,801 as compared to $1,687,205 for the nine months ended September 30, 2000. This resulted from a net loss of $2,689,148 offset primarily by common stock issued for consulting services in the amount of $460,000, non-cash stock compensation of $337,596, warrants issued for services rendered in the amount of $351,658, and increased by a reduction in accounts receivable and other assets of $30,627 and a reduction in accounts payable and accrued liabilities of $618,266.

     Net cash used in investing activities for the nine months ended September 30, 2001, was $504,876 as compared to $156,848 for the quarter ended September 30, 2000. This resulted primarily from costs incurred to develop the load curtailment system amounting to approximately $500,000.

     Net cash provided by financing activities for the nine months ended September 30, 2001, was $2,433,842 compared to $1,585,395 for the nine months ended September 30, 2000. Net cash provided by financing activities during the nine months ended September 30, 2001 was related to the net proceeds from the sale of units of the Company's common stock, the exercise of options and warrants by our stockholders, and to the issuance of convertible debentures in the amount of $500,000.

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

Risks and Uncertainties Affecting Future Operating Results

     A number of factors could cause future results to differ materially from historic results. We are a development stage company and as of September 30, 2001, we had no customers. Given our limited operating history and lack of revenues, no assurances can be given that we will be able to construct and implement our systems, and, if implemented, to develop a sufficiently large customer base to be profitable.

     While we continue the strategic fund-raising efforts (see "Plan of Operations") that are necessary to our ultimate success, our continued cost of operations significantly exceeds our short-term capital. We currently estimate that we may require up to approximately $18 million to complete the engineering and deployment of the system currently under discussion with the State of California. Given the risks and uncertainties in this undertaking, we cannot assure you that actual cash requirements will not exceed our estimates. Further, the current state of capital markets is uncertain, and is even more difficult for telecommunications companies, and we cannot assure you that we will be able to raise the funds required to complete the development and installation of the system, or that the timing and terms of any such financing will be favorable to us. If we are unable to obtain a sufficient amount of financing necessary to complete the system on commercially acceptable terms, our business and future success will be severely and adversely affected. Unless and until we begin to generate revenues, we will continue to generate further operating losses and negative net cash flow both for engineering the system and for our daily operations.

     The proposed contract with the State of California for energy management services is subject to a number of risks. Some of these risks are that we may not receive this contract, that we may receive the contract from one agency but another agency could challenge it, that the state may not pay in a timely manner or at all, that the state may not grant a blackout exemption which we believe will be required by shopping malls to participate in agreeing to have their electricity usage curtailed, that even with such a blackout exemption participants may not sign up, that we may be unable to install our equipment, that our system design may be more costly than anticipated or may be flawed, and that the system may not work correctly.

     In order to comply with development milestones required by E-SAT's FCC license, we have entered into various development contracts including satellite construction contracts with Alcatel Space Industries and Surrey Satellite and a satellite launch contract with Eurockot. Entering into these and other development and service contracts are critical to the overall development of the E-SAT System. The Alcatel satellite construction and launch contract requires progress payments of approximately $60.0 million over a 12 month period. We do not, at this time, anticipate making these progress payments. Failure to maintain these contracts would ultimately render them void and, if we are unable to arrange acceptable alternatives, would adversely affect our ability to construct the E-SAT System.

     Any cancellation or termination of these contracts could cause delay in construction of the E-SAT system that could result in the loss of the FCC license for failure to meet the FCC milestones of March 2002 for building two satellites and September 2002 for launching two satellites. Even if these contracts are brought into effect, there may be insufficient time available to meet these milestones, and there can be no assurance that the FCC will extend these milestone dates.

     Other factors, in addition to those identified in this filing, which could affect future results would include the dependence and uncertainty of utility companies or other commercial customers to utilize our data messaging service, the reliance on third parties for the advancement of the design, manufacturing and marketing of our systems, the fulfillment of contract obligations by suppliers and other third parties, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, obtaining permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions both domestically and internationally, changes in the law and regulations governing our activities in LEO satellite technology, unscheduled delays or technological difficulties, satellite launch risks, potential satellite malfunction, limited availability of insurance, marketing conditions, competition, and other risk factors related to our business. Readers of this filing are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance.

     Successfully addressing the factors discussed above is subject to various risks described in this report, as well as other factors that generally affect the market for stocks of development stage, high technology companies. These factors could affect the price of our stock and could cause such stock prices to fluctuate significantly over relatively short periods of time.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.   CHANGES IN SECURITIES

          In July 2001, the Company received approximately $375,000 from the Torneaux Fund and accredited investors in connection with the sale of 1,909,458 shares of Common Stock and 600,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $.17 per share. In addition, the Company agreed to reprice 73,791 existing Torneaux Fund warrants ranging in price from $1.0126 to $1.1342 to $.17 per share. The sales were made to the accredited investors in reliance by the Company upon the exemption from registration under Regulation S. In connection with this drawdown, on July 12, 2001, 450,000 shares of Common Stock of the Company were issued to an accredited investor in exchange for $10,000. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On July 9, 2001, the Company granted a warrant to purchase an aggregate of 500,000 shares of its Common Stock to two consultants as part of two agreements dated July 9, 2001. The warrants has an exercise price of $.38 per share. Of these 500,000 warrants, 175,000 vested upon performance of service during the quarter ended September 30, 2001, while the vesting of the remainder is contingent upon the occurrence of future events. The Company valued the 175,000 vested warrants using the Black Scholes model and recorded the related fair value of $54,250 as consulting expense.

          Also, on July 9, 2001, the Company issued 43,411 shares of Common Stock valued at $.4156 per share to two Directors as payment for service on the Board of Directors. In accordance with the director's compensation plan, the price of the shares was based upon the average closing price for the first five trading days of the-six month period ending June 30, 2001. As a result of this transaction, $18,000 was recorded as compensation expense.

          On July 17, 2001, the Company received approximately $4,350 from the sale of 12,083 shares of Common Stock to employees pursuant to the 1999 Employee Stock Purchase Plan for the period ended June 30, 2001.

          On July 27, 2001, the Company sold an aggregate of 600,000 shares of its Common Stock to three accredited investors. The stock was sold for $.60 per share resulting in gross proceeds to the Company of $360,000. In addition, the Company issued warrants to purchase an aggregate of 59,999 shares of its Common Stock at $.60 per share. These transactions were performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On August 1, 2001, the Company granted a warrant to purchase 62,000 shares of its Common Stock to a consultant as part of an agreement dated August 1, 2001. The warrant has an exercise price of $.77 per share. Of these 62,000 warrants, 25,000 vested upon performance of service during the quarter ended September 30, 2001, while the vesting of the remainder is contingent upon the occurrence of a future event. The Company valued the 25,000 vested warrants using the Black Scholes model and recorded the related fair value of $17,000 as consulting expense.

          On August 7, 2001, in order to continue to retain and motivate the employees of the Company, non-plan, non-qualified stock options were granted to employees to purchase a total of 2,362,505 shares of Common Stock of the Company at current market value of $.77 per share.

          On August 9, 2001, warrants to purchase 100,000 shares of Common Stock of the Company exercisable at $.62 per share were issued to two consultants for services rendered. The Company valued the 100,000 vested warrants using the Black Scholes model and recorded the related fair value of $55,000 as consulting expense.

          On August 10, 2001, warrants to purchase a total of 50,000 shares of Common Stock of the Company exercisable at $.67 per share were issued to two consultants for services rendered. The Company valued the 50,000 vested warrants using the Black Scholes model and recorded the related fair value of $29,500 as consulting expense.

          On August 16, 2001, the Company sold an aggregate of 478,722 shares of its Common Stock to two accredited investors and a Director. The stock was sold for $.47 per share resulting in gross proceeds to the Company of $225,000. In addition, the Company issued warrants to purchase 74,467 shares of its Common Stock at $.47 per share. These transactions were performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On August 19, 2001, a warrant to purchase 9,722 shares of Common Stock of the Company exercisable at $.59 per share was issued to a consultant for services rendered. The Company valued the 9,722 vested warrants using the Black Scholes model and recorded the related fair value of $4,958 as consulting expense.

          On August 20, 2001, the Company granted a warrant to purchase 250,000 shares of its Common Stock to a consultant as part of an agreement dated August 20, 2001. The warrant has an exercise price of $.50 per share. The transaction was exempt from registration in reliance upon Sec. 4(2) of the Securities Act.

         Also on August 20, 2001, the Company sold 500,000 shares of its Common Stock to an accredited investor. The stock was sold for $.50 per share resulting in gross proceeds to the Company of $250,000. In addition, the Company issued a warrant to purchase 300,000 shares of its Common Stock at $.50 per share. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On August 29, 2001, the Company sold 94,203 shares of its Common Stock to an accredited investor. The stock was sold for $.69 per share resulting in gross proceeds to the Company of $65,000. In addition, the Company issued a warrant to purchase 9,420 shares of its Common Stock at $.69 per share. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On August 31, 2001, the Company sold to an accredited investor an aggregate of $500,000 principal amount of Convertible Debentures due August 31, 2006, together with warrants to purchase up to an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $1.06 per share. The Company shall accrue simple interest on the $500,000 at the rate of 6% per annum. The principal and accrued interest are convertible into shares of Common Stock of the Company at the lower of (i) a fixed conversion price equal to $.98 (maximum conversion price) or (ii) a variable conversion price equal to 85% of the market price, but in no event lower than $.21 per share (minimum conversion price). In connection with this transaction, a structuring fee of $30,000 and a finder's fee of $15,000 were paid. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On September 7, 2001, the Company issued 333,333 shares of Common Stock to a consultant for services rendered for a total fair value of $216,000. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(10.67) Securities Purchase Agreement between Azure Capital Holdings LLC and DBS
        Industries dated August 31, 2001.

(10.68) 6%  Convertible  Debenture  between Azure  Capital  Holdings LLC and DBS
        Industries dated August 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DBS INDUSTRIES, INC.



DATE:  November 14, 2001                       By:   /s/ FRED W. THOMPSON
                                                     --------------------
                                                     FRED W. THOMPSON
                                                     President

                                               By:   /s/ STANTON C. LAWSON
                                                     ---------------------
                                                     STANTON C. LAWSON
                                                     Chief Financial Officer