Form 10KSB
period 2001-12-31
DBS INDUSTRIES INC
filed 2002-06-03
CIK 857502

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to  ____________________

                               Commission File No. 0-28348

                                  DBS INDUSTRIES, INC.
                   (Name of small business issuer in its charter)


              Delaware                                  84-1124675
              --------                                  -----------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


100 Shoreline Highway, Suite 190A    Mill Valley, California         94941

(Address of principal executive                                    (Zip Code)
offices)



                      Issuer's telephone number:  (415) 380-8055

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

Issuer's revenues for its most recent fiscal year:  $-0-

The number of shares outstanding of registrant's only class of Common Stock, as of May 6, 2002, was 29,405,231 shares of its Common Stock, par value $.0004 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previous Form 10-KSBs, Form 8-Ks, and its Registration Statements on Form SB-2.


Exhibit Index is located at Page 55.

                                    PART I

ITEM 1.  BUSINESS

Overview

The Company

DBS Industries, Inc. is a development stage company dedicated to providing innovative satellite and telecommunications based solutions for the monitoring and control of energy and critical natural resources and their often-inaccessible remote infrastructure. Through our ten years of development experience in satellite system design and energy monitoring and control, we have developed expertise that enabled us to develop what we believe is a currently marketable data messaging system and obtained control over a satellite license that we believe will significantly aid the future expansion of our service.

Through our 80% ownership interest in E-SAT, Inc., we are the only company currently licensed by the FCC to provide commercial two-way data messaging using low earth orbiting satellites, VHF frequencies and code division multiple access technology. This license is internationally recognized through the United States LEOTELCOM-2 license.

We intend to utilize the E-SAT license, whose majority ownership and control was obtained in 2000, to deliver global low-cost resource infrastructure monitoring and control services, with our first target market comprised of automated electric meter reading and control. We have estimated the costs associated with building the six satellite global constellation to service this market to be approximately $60 million.

Financial difficulties in the satellite sector and sharp declines in telecommunications and technology sectors have, however, made it difficult for us to attract the necessary system construction financing to complete the E-SAT system and have made us unable to meet certain milestones required by the FCC license. (See "Risk Factors-- The E-SAT system has experienced delays that could lead to the loss of the E-SAT FCC license."). As a result, in 2001 we developed a strategy to take advantage of the telecommunications downturn by purchasing satellite capacity and combining it with the energy communications technologies and expertise we have developed over the past ten years. With this strategy, we believe that we could more quickly deliver our services to customers and, at the same time, demonstrate the market value of low earth orbiting satellite systems for remote infrastructure services.

We initiated our strategy in June 2001 when we completed a seven-year operator-to-operator agreement with Iridium Satellite LLC, the purchaser of the Iridium system out of bankruptcy, gaining low rates on satellite capacity and limited exclusivity through a revenue sharing arrangement. We also contracted with TIAX, LLC, formerly Arthur D. Little, Inc.'s Technology and Innovation business, a technology firm with specific expertise in the Iridium Satellite system, to help us develop a data network solution for this primarily voice
telecommunications   system.   (See   "Risk   Factors-- Our  key   engineering
subcontractor is emerging from a bankruptcy proceeding that could harm our completion of the Iridium based system.")

To date, we have not recognized any significant revenue and do not have any customers. We plan to begin providing our data messaging services on a commercial basis during 2002, utilizing this satellite capacity contracted from Iridium Satellite.

In June 2001, following the first successful demonstration of turning on and off a 60-ton shopping mall air conditioner by satellite before representatives of the California governor's office and the media, we entered into negotiations with the State of California to provide satellite-based energy management services. On May 23, 2002, we entered into a Demand Reserves Provider Agreement with the California Consumer Power and Conservation Financing Authority, commonly referred to as the California Power Authority, to implement a satellite-based automated conservation system designed to conserve significant electrical usage on demand at peak or emergency times. Under the contract, we shall provide a minimum of 200 megawatts and a maximum of 360 megawatts of daily available demand reduction from qualified end users. This minimum and maximum of daily available demand reduction increases to 400 megawatts and 560 megawatts, respectively, effective June 1, 2003. We are currently seeking financing to implement and complete the engineering, deployment, and operation of the automated load curtailment system which is estimated to cost approximately $15 to $20 million over the next two years. In addition, we are in the process of signing up customers to participate in the program. (See "Risk Factors-- We may be unable to sign up participants to make load available for our automated load curtailment services and - We may be unable to raise sufficient capital for implementation of the Iridium-based system").

To aid us in implementing and deploying services for the California Power Authority we have engaged Bechtel Corporation to provide program management services, and TIAX, LLC for engineering services.

At the same time we are seeking to implement services to the California Power Authority, we plan to continue to pursue development of our E-SAT system as a complementary source of satellite capacity. We believe that our use of Iridium's L-Band satellite capacity will be complementary to our ultimate VHF-Band E-SAT system. This is primarily because the E-SAT system operates in the VHF spectrum that does not require a sky view from the satellite to the remote device. The Iridium system operates in the L-Band spectrum and does require a sky view, which prohibits the placement of the devices inside buildings or in other locations where there is no direct view of the satellite.

Both of these systems are low-earth-orbiting satellite systems that we believe offer significant advantages over competing systems and alternative customer solutions, including:

     Global coverage: Using a little low earth orbiting satellite-to-internet system, we will be able to provide reliable, global, two-way data and messaging communications services.

     Security: By using both the Iridium system, which is used by the U.S. Department of Defense, and the planned E-SAT system, we believe that we will be capable of providing security benefits through the implementation of a virtual private network that does not rely on any public switched phone system.

     Low cost: Unlike terrestrial systems, no incremental communications network infrastructure is required for new locations, regardless of how remote they are. In addition, both the Iridium System and the planned E-SAT system require fewer ground stations than other satellite solutions. In Iridium's case, this is because the system supports inter-satellite communications; in E-SAT's case, this is because the system is store-and-forward, so satellites can store the information until a ground station is reached.

     Low-cost ground transceiver: As compared to geostationary satellites operating at over 22,000 miles from earth, the Iridium and E-SAT low earth orbiting systems operate less than 500 miles from earth and therefore can utilize smaller and less expensive transceivers. In addition, in the case of the E-SAT system, the use of spread spectrum (Code Division Multiple Access) communications technology and an Application Specific Integrated Circuit technology should allow us to produce smaller and lower-cost ground transceivers than competing systems.

Our principal executive offices are located at 100 Shoreline Highway, Suite 190A, Mill Valley, California, 94941 and our phone number is 415-380-8055.

Our Strategy

To achieve our business objectives, we have identified the following key components to our business strategy:

     Minimizing risk and entering into early commercial service by obtaining communication capacity on existing satellite platforms. We believe such a strategy can both reduce the initial capital required for us to become operational, provide an ability for us to build a customer base and market credibility, and demonstrate the market opportunity to potential investors for the purpose of raising capital to complete construction of our E-SAT system.

     Providing a reliable, worldwide, two-way data communications network based on existing technologies. We believe that the Iridium system, which is also used by the U.S. Department of Defense, is a proven technology. With regard to our E-SAT system, we are incorporating existing and proven technologies such as Code Division Multiple Access communications technology and a store-and-forward design.

     Offering a low-cost service. We believe that low cost is of fundamental importance to our potential clients. By obtaining existing satellite capacity from a firm that has been purchased out of bankruptcy, we have been able to obtain service at a significantly lower cost than we believe would otherwise have been possible. With regard to our planned E-SAT system, we believe the relatively lower costs involved in design, construction, launch and operations, together with lower-powered, relatively inexpensive ground transceivers, will allow us to provide data messaging services to customers in hard-to-access or remote locations at substantially lower rates than competing systems. We have designed the E-SAT system specifically for the two-way communication of short messages, using fewer satellites than competing near-real time low earth orbit systems and less complex and less expensive components than those required for larger satellite systems designed to carry voice, video and high-intensity data traffic. Competing little low earth orbiting systems using the older Time Division Multiple Access communications technology will require more satellites and more gateway earth stations than the E-SAT system.

     Capitalizing on not being the first to market. We have learned a great deal from earlier commercial satellite operators whose services have not developed as they may have anticipated. We believe that this experience has confirmed our focus on low-cost solutions for clearly targeted niche markets.

     Capitalizing on the barriers to entry for potential competitors to our E-SAT system. The primary barrier to entry into the little low earth orbiting satellite service market in the United States is the acquisition of an operating license from the FCC. Before the FCC issues any additional licenses, it must allocate an additional portion of the frequency spectrum for use, which we do not expect to happen in the near future.

     Directly marketing to large industrial customers and governmental entities. We believe that marketing directly to large industrial customers and governmental entities will ensure greater customer service and support in each geographic region or targeted market than will value-added resellers, and will reduce our selling and administrative expenses for bringing the E-SAT system to market. Outside of the United States, it will also aid us in securing any necessary local regulatory and other approvals.

     Capitalizing on the commitment and expertise of our strategic partners. We have successfully allied ourselves with companies and investors who we believe are highly qualified strategic partners. For our initial service we have contracted with Iridium Satellite for satellite services, TIAX LLC for engineering, and Bechtel Corporation for program management. For our E-SAT system, we have strong relationships with Eurockot Launch Services, our launch service provider, and Surrey Satellite Technology Limited, our satellite manufacturer.

Development Milestones - Iridium-based system

     To develop currently marketable remote infrastructure monitoring and control services using the Iridium system, we have achieved the following milestones to date:

     Executed a seven-year operator-to-operator agreement with Iridium Satellite LLC. In June 2001, we executed a seven-year operator-to-operator agreement with Iridium Satellite LLC, the purchaser of the Iridium system from bankruptcy, gaining low rates and limited exclusivity through a revenue sharing arrangement.

     Conducted a system demonstration in June 2001, by successfully turning on and turning off a 60-ton shopping mall air conditioner by satellite before representatives of the California governor's office and the media.

     Entered into a Demand Reserves Provider Agreement. In May 2002, we entered into a five- year demand reserves provider agreement with the California Power Authority to provide a minimum of 200 megawatts and a maximum of 360 megawatts of daily available electrical demand reduction from energy reduction participants.

Development Milestones - E-SAT system

     We will not be able to deploy two little low earth orbiting satellites, which make up a part of E-SAT's planned six-satellite system, in compliance with the milestone dates required under the FCC license. As a result, on March 29, 2002, we applied to the FCC for an extension of the milestone requirements for an additional two years. (See "Risk Factors-- The E-SAT system has experienced delays that could lead to the loss of the E-SAT FCC license.")

     To date, we have achieved the following milestones:

          Development of the system. We initially conducted research and testing to develop our E-SAT system design and were successful in integrating our satellite transmitter and antenna completely within a utility meter.

          Completed proof-of-concept trials. We conducted proof-of-concept demonstrations with 36 electric and natural gas utilities demonstrating little low earth orbiting satellite technology as a viable method to collect data from hard-to-access locations. We conducted a proof-of-concept trial for Pacific Gas & Electric Company, in which data from several natural gas wellhead meters was collected and transmitted by little low earth orbiting satellites to the customer. This trial was completed in April 1995. Subsequently, a series of proof-of-concept demonstrations were conducted in conjunction with ABB Power T&D Company, Inc., in which prototype radio terminal units and electric meters were installed at 34 electric utilities in the continental United States and two international utility companies in South America and Canada. Typical trial demonstrations lasted for a 30-day period, and the demonstrations were completed in late 1997. These early trials utilized the Argos System, a satellite location and data collection system operated and controlled by the Centre National d'Etudes Spatiales (France) and the National Oceanic and Atmospheric Administration, or NOAA.

          Granting of FCC License. On March 31, 1998, E-SAT was issued a license by the FCC to provide little low earth orbiting satellite services in the United States.

          Signed contract to construct the satellites. On March 31, 1999, we signed a contract with Surrey Satellite Technology Limited for the construction of E-SAT's planned constellation of six little low earth orbiting satellites. Should we bring into effect our prime contract with Alcatel Space Industries (see below in this section, "Entered into an agreement with an end-to-end prime contractor for the E-SAT system"), our contract with Surrey would be assigned to Alcatel.

          Engaged a launch service provider to deliver our satellites into orbit. On March 31, 1999, we signed a contract with Eurockot Launch Services GmbH, for two launches, each for a set of three satellites.

          Entered into an agreement with an end-to-end prime contractor for the E-SAT system which, as of March 31, 2002, is no longer in effect but did provide us with certain assets. On October 8, 1999, we signed a contract with Alcatel Space Industries for the final design, construction and delivery to the launch site of six little low earth orbiting satellites. Pursuant to that contract, we paid approximately $2 million to Alcatel, for which Alcatel completed and provided to us the preliminary engineering design review for the E-SAT system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. The agreement with Alcatel required a payment at the end of 1999 of approximately $9.1 million in cash and the equivalent of $5 million of our common stock to bring the contract into effect in order to initiate the full development schedule. As of March 31, 2002 this payment, which was originally due in November 1999, has not been made and therefore the agreement with Alcatel is not currently in effect. (See, "Risks-- The contract with our prime contractor for the E-SAT system could be declared void.") However, we did receive valuable engineering specifications and analyses that we believe are an integral part of E-SAT's ability to construct the satellite system.

          Negotiated equity investments in us by E-SAT strategic partners. We negotiated equity investments totaling approximately $10 million by Eurockot Launch Services and Surrey Satellite Technology Ltd.

          Organized our risk management through insurance. On July 14, 1999, we engaged Frank Crystal and Co. and its subsidiary, International Space Brokers, as our exclusive risk management advisors and insurance brokers for both space and ground segments.

          Successfully launched and commissioned first satellite payload, bringing our international license into service. On June 28, 2000, we launched our first satellite payload aboard a SNAP-1 nanosatellite, and completed the in-orbit commissioning in August and September. The satellite, which is not being used for commercial service, has succeeded in its purpose of validating critical design elements that we believe will lead to the successful deployment of our E-SAT commercial satellite services. Surrey Satellite Technology Ltd. completed the payload from design to commissioning in only seven months. On October 20, 2000, the FCC informed the International Telecommunications Union that this payload brought into service the LEOTELCOM-2 international frequency license, under which E-SAT operates.

          Acquired controlling interest in E-SAT. On July 31, 1999, we signed a contract with EchoStar Communications Corp. to increase our ownership interest in E-SAT to 80.1%. EchoStar retains 19.1% of the ownership interest in E-SAT, Inc. Under the terms of that agreement, EchoStar has the right to use 20% of the communication capacity of the E-SAT system. The FCC approved the transfer of control to us on November 21, 2000 and on December 29, 2000, we executed documents for the formal transfer from EchoStar.

Target Markets - Automated Electricity Load Curtailment

Supply and demand imbalances are driving forces in energy markets worldwide. Our technology seeks to mitigate these imbalances by providing low cost and targeted automated load curtailment that can effectively provide large amounts of electricity at times of severe imbalances, in effect creating strategic energy conservation reserves. Such reserves consist of non-essential uses of electricity that can be surgically curtailed in the event of local, regional or national energy crises without impacting health, safety or economic productivity. We believe that our technology can provide a satellite-based command and control system that enables us to provide near real-time curtailment of energy using devices, such as air conditioners, at peak usage and other emergency times when the shortage of energy could cause blackouts. This program incorporates new and highly secure metering, communications and control technologies that permit direct, near real-time and geographically targeted access to significant amounts of curtailable demand, and direct metering at the load source. As a result, we endeavor to provide an effective day-in and day-out energy management tool to reduce energy peaks at a cost significantly below that of generating plants and without the significant environmental, social and financial costs of building new generation plants.

In particular, we focused on the events surrounding the energy crisis in California in the spring and summer of 2001. We noted that a significant percentage of all electrical consumption is attributed to commercial air conditioning systems and concluded that, by providing automated curtailing of these systems during critical time periods, we could offer the following potential benefits:

Prevents blackouts. Through the identification and consolidation of non-critical and non-essential energy use across a state, a massive voluntary prospective reserve of energy can be developed for automated conservation on command. This automated conservation can be used to protect against rolling blackouts and the potentially serious health, safety and short and long-term economic consequences that may result from blackouts.

Protect consumers and businesses. By providing an effective method for gaining greater control over the regional energy spot market, we may be able to reduce price pressures. This could reduce the potential for temporary energy bottlenecks or energy market manipulation by providing an effective tool to ratchet down energy use during spikes and, therefore, preventing excessive energy pricing. This could save retail customers, businesses and government significant amounts from their power bills.

Conserve energy and protect the environment. Using automated energy conservation at peak loads avoids the significant environmental cost of building and operating peak generation and transmission facilities.

Enhance grid infrastructure security. In the event of inadvertent or intentional damage to a portion of the electricity grid, the ability to execute command conservation could be used to prevent a dramatic and cascading impact on the regional grid, as illustrated by the Northeast blackout of 1977.

On May 23, 2002, the California Power Authority and we entered into a Demand Reserves Provider Agreement. Under the agreement, beginning October 1, 2002, we shall provide a minimum of 200 megawatts and a maximum of 360 megawatts of daily available electrical demand reduction from qualified end users. This minimum and maximum of daily available demand reduction increases to 400 megawatts and 560 megawatts, respectively, effective June 1, 2003.

Through our proposed services, the California Power Authority will be able to immediately reduce non-critical power consumption at locations throughout the state in order to create energy reserves to smooth out energy usage during peak use and emergency times. It is anticipated that qualified end users will consist of primarily large private commercial energy users such as owners of retail stores and shopping centers.

For our services, the California Power Authority will pay us approximately $51,000 per year per megawatt for "non-spinning reserves". A portion of these fees will be remitted to the qualified end users as an incentive to participate in the demand reserve program.

The agreement with the California Power Authority will terminate in May 2007. In addition, the agreement may be terminated earlier if we fail to provide the California Power Authority with the daily minimum megawatt of demand reduction by October 1, 2002, the California Power Authority fails to enter into a Participating Load Agreement with the California Independent System Operator by October 1, 2002 or such Participating Load Agreement is terminated during the term of our Demand Reserve Provider Agreement, or we fail to make available for reduction a specified level of energy usage for two consecutive months during the summer.

We expect the capital and operating costs for the full deployment of the system to cost approximately $15 to $20 million over the next two years. We are in the process of signing up qualified end users to participate in the program.

Other Target Markets

We believe other significant markets for the technology we are developing for our Iridium-based system include:

Natural Resource/Energy Infrastructure Command and Control. In the United States, an aging and substantially under-invested energy and natural resource infrastructure, often located in remote areas, is increasingly bottlenecking efficient resource allocation. Globally there is growing demand for solutions to critical natural resource, energy and water scarcity and distribution inefficiencies. These trends increase the importance of and demand for technologies that can provide remote real-time monitoring and control to remote natural resource infrastructure. We believe that our technology can provide unique solutions in this market by providing the ability to remote command and control remote infrastructure. Our technology is designed to provide direct remote monitoring and control of switches, transmission lines, meters, pipelines, hydraulic controls and related equipment to monitor usage, send alerts and remotely control other devices in order to prevent or isolate problems and reroute resources.

Infrastructure Security Command and Control. Recent events have focused national security concerns on the vulnerabilities of the United States infrastructure to terrorism, serious vandalism, and natural disaster. Utilizing the potential for secure communication of our system, we believe we are capable of addressing certain critical security concerns related to United States infrastructure protection. Much of the energy infrastructure is intentionally located in or routed through remote and isolated areas for security reasons. For example, our nation's vulnerable and decentralized energy infrastructure includes approximately:

*       670,000 miles of electric power transmission lines
*       200,000 miles of petroleum pipeline
*       180,000 miles of natural gas pipeline
*       70,000 miles of propane pipeline
*       38 major oil refineries
*       10 unconnected independently managed electrical grids
*       6 federal and hundreds of commercial fuel energy reserve depots
*       390 hydroelectric dams
*       100+ nuclear power-generating plants

We believe that our system will be able to provide a comprehensive, centralized monitoring and command network for these disparate systems to, among other things: (1) monitor, activate early warning, and provide a national real-time view to detect emergency incidents and patterns across the range of infrastructure, from energy to water to ships at sea; and (2) enable strategic intervention to contain the impact or spread of local infrastructure emergencies.

Target Markets - E-SAT system and Automated Meter Reading

We plan to continue to pursue development of our E-SAT system as a complementary source of satellite capacity. We have designed the E-SAT system to provide low cost, two-way data messaging services to industrial customers throughout the world who need regular, but not real-time, information. We believe that our use of E-SAT's VHF-Band system will be complementary to our Iridium L-Band satellite capacity. This is primarily because the E-SAT system operates in the VHF spectrum that does not require a sky view from the satellite to the remote device enabling E-SAT transceivers to be placed inside buildings or in other locations where there is no direct view of the satellite. In addition, we believe that the E-SAT transceivers can be produced at a significantly lower cost than Iridium transceivers.

By focusing on the non-real-time market, where some delay between data collection and transmission to the customer has insignificant business consequence, the E-SAT system can be developed at relatively low costs compared to other global communications networks, and therefore serve markets such as automated meter reading, where we believe reduced costs will be an important consideration. By focusing on collecting data that is in remote or hard-to-access locations, we reduce our competition from terrestrial technologies, such as cellular communications, which cannot justify the infrastructure expense in each remote location, and we increase the value offered to the customer as a result of their higher costs in those areas.

Our initial focus for the E-SAT system is on energy meters in remote locations. One of our target markets is the United States electric and natural gas utility industries, particularly their high-cost-to-read metering segment which historically required such "meter reading" to be conducted by utility personnel. This labor intensive activity presents logistical issues such as significant travel time to a meter site, rugged terrain, physical risk, restricted sites, environmental issues, and mis-reads requiring additional site visits, all of which can contribute to higher costs for utilities.

Our proposed messaging services are designed to provide a reduction in the cost to gather data from hard-to-access meters. We expect to charge significantly less than the costs utility companies normally incur in sending meter reading personnel out to each of those difficult to reach locations. This provides several advantages including:

     * Planning and decision-making is improved through greater and more timely availability of their consumers' energy-related information.

     *    Estimated billing is eliminated.

     * Service connects and disconnects can be scheduled and performed automatically.

     * Value added features are available such as meter diagnostics, tamper detection, outage reporting, and power quality information.

     * Two-way communication capabilities can substantially reduce customer costs while enabling new customer applications such as initiating remote diagnostics and remote turn-on/turn-off of electric meters.

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

Technology: Iridium-based System

The Iridium system is comprised of three principal components: the little low earth orbiting satellite network, the ground network and the user terminal unit.

This system, developed together with Arthur D. Little, Inc., utilizes a proprietary master control system and remote controller connected to the Iridium Satellite System to remotely monitor and control roof-top air conditioning systems or other types of electricity-using devices.

As of December 31, 2001, the Iridium satellite network consists of a constellation of 73 satellites (66 are operational plus 7 on-orbit spares) and a ground support network. The satellites are grouped into six polar planes, each having eleven satellites functioning as switching nodes in the Iridium telephony network. Each satellite weighs approximately 680 kg and travels in near-polar orbits at an altitude of 485 miles (780 km) above the earth. Each satellite is cross-linked to four other satellites; two satellites in the same orbital plane and two in an adjacent plane. This constellation is designed to ensure that every region on the globe is covered by at least one satellite at all times. The Iridium network operates in the L, K and Ka frequency bands.

Planned aspects of our technology include:

     o Universal control of virtually any significant energy using device - remote operation shut-down
     o    Independent control of multiple AC units or other loads
     o    Security
     o    Automatic site identification when connection is initiated
     o Remote status monitoring of the energy using device and the remote controller
     o    Battery backup for several days without commercial power

     o Weather-proof remote control unit is designed for simple installation and trouble-free operation

Technology: The E-SAT system

The E-SAT system is designed to minimize infrastructure investment and maximize efficiency by utilizing a small constellation of little low earth orbiting satellites with the ability to reach markets not readily accessible by terrestrial technologies. We expect that the aggregate cost to construct and launch the E-SAT system into commercial service will be approximately $60 million, in addition to the approximately $12.2 million which has been spent through December 31, 2001.

The E-SAT system's radio terminal units will attach to a customer's meter or other device and transmit data to the satellites using Code Division Multiple Access technology. From these little low earth orbiting satellites, the data is transmitted to ground stations, which sort the data and transmit the information to our customers via the Internet. The two-way service also allows our customers to send instructions, messages, and updates to their remote meters or other devices.

         Space Segment

The constellation to be launched will consist of six satellites. We plan to initially launch three satellites on a single launch vehicle in a circular, near polar orbit at an altitude of approximately 550 miles and a 99 degree inclination angle. At this altitude, there will be fourteen revolutions per satellite per day, taking about 100 minutes per orbit. After the initial three satellites are deployed and become operational, and the system is established, an additional three satellites will be deployed in a second near-polar orbital plane within FCC guidelines. These little low earth orbiting satellites, which will weigh about 110 kg each, will be almost constantly illuminated by the sun, thereby significantly reducing battery usage. Supplemental battery power will be required only for power load leveling, occasional brief eclipse periods and contingencies. Based on the current design, we estimate that each satellite will operate for a period of five years.

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

Due to the continuing growth of electrical and electronic equipment, such as personal paging systems that incorporate wireless communication technology, the radio frequency spectrum has become crowded or "noisy." Commercial applications demand reliable communication systems. This objective is harder to achieve with conventional solutions because of numerous wireless systems creating more noise in the frequency bands of operation. Code Division Multiple Access is designed to enable our system to provide high functionality in a noisy radio frequency environment and achieve those particular data transmission objectives.

With most conventional modulation techniques, energy concentration is maximized for a narrowband transmission channel. While narrowband solutions opt for a single carrier channel, the transmitted signal must be strong enough to be recognized over the background noise. Therefore, terminals operating in a narrowband technique must have relatively high power capability. Code Division Multiple Access spreads the data signal over the entire band of operations reducing the power required by a terminal unit to transmit data to a satellite. Through E-SAT, we are presently the only commercial little low earth orbiting system operator licensed in the United States to implement Code Division Multiple Access in its communications protocol.

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

Secure Internet communication with customers is a crucial part of the E-SAT system. Data collected or delivered will utilize the Internet as a global, cost-effective vehicle to disseminate data and maximally automate the customer servicing system. Data will lack meaningful descriptors or customer identification and so should have no meaning if intercepted, but may also be encrypted.

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

During 1998, we worked with SAIT Radio Holland SA to perform studies on antennas for the proposed terminal units and to develop and test prototypes. The development of terminal units was also included as an item under our agreement with Alcatel. (See "Development Milestones--Entered into an agreement with an end-to-end prime contractor for the E-SAT system".) We have not yet identified a main subcontractor for the engineering, development and provision of hardware and software for terminal units, or for the manufacture of terminals.

Regulatory Environment

         United States

All commercial non-voice, non-geostationary mobile-satellite services, such as little low earth orbiting satellites, in the United States are subject to the regulatory authority of the FCC. Little low earth orbiting operators must obtain authorization from the FCC to launch and operate their satellites and to provide permitted services in assigned spectrum segments.

In November 1994, E-SAT filed an application with the FCC for a license to develop a commercial little low earth orbiting satellite system for data collection and transmission. E-SAT was one of five applicants requesting approval for essentially the same frequency band but proposing a different use. The five applicants mutually agreed upon a spectrum sharing plan which requires the applicants to share an uplink and downlink frequency band with other satellite systems. In October 1997, the FCC released a report and order which concluded that with use of appropriate transmission techniques, proper system coordination, the time-sharing of frequencies and the adoption of the spectrum sharing plan, there was sufficient spectrum to license all five applicants. Thereafter, E-SAT filed an amendment conforming its application to the guidelines adopted by the FCC report and order.

On March 31, 1998, the FCC approved E-SAT's application for a little low earth orbiting satellite license. Under the license, E-SAT is authorized to launch and operate six little low earth orbiting satellites to provide a two-way, low-cost messaging service in the United States in the 148 to 148.905 MHz for service and feeder uplinks, and the 137.0725 to 137.9725 MHz frequency band for service and feeder downlinks. For its uplink, E-SAT is licensed to utilize 500 kHz of contiguous spectrum in the 148 to 148.855 MHz band that is not shared with the other United States licensees. Some of this spectrum may be required to be operated co-frequency with the French S-80 system, based on inter-governmental agreements between the United States and France. In December 1998, we completed our coordination with France on this shared use. E-SAT is licensed to utilize
148.855 to 148.905 MHz for feeder uplinks. E-SAT will operate in the other 355 kHz of the 148 to 148.905 MHz band on a co-frequency basis with three other companies, Leo One USA Corporation, Final Analysis Communication Services and Orbcomm Corp. In the downlink direction, E-SAT will operate in the band 137.0725 to 137.9275 MHz co-frequency with NOAA satellites, Orbcomm and Final Analysis. E-SAT is obligated to coordinate with the other little low earth orbiting licensees and NOAA, coordinate internationally and engage in consultations as required by Article 14 of the INTELSAT Agreement and Article 8 of the Inmarsat Convention.

In order to maintain the validity of the FCC license, E-SAT must comply at all times with the terms of the FCC license, unless specifically waived or modified by the FCC. The terms include, among other things, system construction milestones. In order to comply with the milestone requirements of the FCC license, E-SAT was required to commence construction of the first two satellites by March 1999 and the remaining four satellites by March 2001. On March 31, 1999, we, on E-SAT's behalf, entered into an agreement with Surrey Satellite for the construction of the little low earth orbiting satellites, and we notified the FCC on April 8, 1999, that we had met the first milestone of the license, commencement of satellite construction by March 1999. The FCC has neither confirmed nor denied our assertion. We have not met the next milestone, which is the completion of construction of the first two satellites by March 2002 and it will be extremely difficult if not impossible for us to meet the following milestone, which is to launch those two satellites by September 2002. Because of this, on March 29, 2002, E-SAT filed the request for an extension of milestones with the FCC and is awaiting a reply. (See "Risk Factors--The E-SAT system has experienced delays that could lead to the loss of the E-SAT FCC license".

The terms of the FCC license also require that construction, launch and operation of the E-SAT system be accomplished in accordance with the technical specifications set forth in the FCC application and consistent with the FCC's rules, unless specifically waived. During the process of constructing the E-SAT system, there may be certain modifications to the design set forth in the FCC application that may necessitate regulatory approval.

Assuming continued compliance, the FCC license will remain effective for ten years from the date on which we certify to the FCC that the initial satellites have been successfully placed into orbit and that the operations of the satellites conform to the terms and conditions of the FCC license.

In addition, the FCC must approve the integration of E-SAT system's ground transceivers with the fixed devices. If received, the approval would apply to all transceivers to be operated in the United States.

         International Regulations

Landing Rights. In addition to the FCC license for operation of the E-SAT system in the United States, we will be required to seek certain "landing rights" in each country in which our ground transceivers will be located. We intend to utilize international clients, partners or affiliates in each country we intend to operate in to obtain such authority. In the event we are unsuccessful in obtaining a foreign license in a particular country, we will be able to offer only one-way, broadcasting from the satellite, data and messaging services in that country.

International Telecommunications Union Coordination. The E-SAT system will operate in frequencies that are allocated on an international basis under the authority of the International Telecommunications Union. The United States, on behalf of various little low earth orbiting service providers, pursued international allocations of additional frequencies for use by little low earth orbiting systems. In addition to cooperation through the FCC, E-SAT will be required to engage in international coordination with respect to other satellite systems, and in some cases, with terrestrial communication systems. The purpose of this coordination is to ensure, to the maximum extent feasible, that communication systems will be able to operate without unacceptable radio frequency interference from other communication systems. This process, called "satellite coordination," takes place under the auspices of the International Telecommunications Union and is essentially a first come, first served process. That is, earlier filings generally establish some priority over later filings although the International Telecommunications Union encourages applicants to cooperate to enable as many satellite systems as possible to be implemented.

Ownership Interest in E-SAT

E-SAT was incorporated in 1994 in partnership with EchoStar. In connection with the formation agreement, we hold 80.1% of the outstanding shares of E-SAT and EchoStar holds the remaining 19.9%. E-SAT was formed for the purpose of acquiring an FCC license to develop, construct and operate a little low earth orbiting satellite system. In March 1998 the FCC issued the license to E-SAT. In July 1999, we entered into an agreement to acquire an additional 60.1% from EchoStar, to bring our total ownership of E-SAT to 80.1%. The agreement and transfer of control of E-SAT is subject to FCC approval, which was formally requested on May 2, 2000 and approved by the FCC on November 21, 2000. The transfer agreements were executed in December 2000. The terms of the agreement granted EchoStar a 20% undivided interest in the satellite transmission capacity associated with the FCC E-SAT license.

Competition

Load Curtailment Competition

Our automated conservation capability falls in the general category of electricity peak load curtailment services. For decades, when utilities had a problem meeting their peak demand, they called (usually by phone) customers with large concentrated loads to obtain voluntary reductions. These customers include industrial corporations, government, and large institutions such as hospitals and universities. Such reductions were generally voluntary but unpaid. "Interruptible" electric rates emerged in the 1970s. Customers would pay low power rates most of the time, but promised to cut back load by a defined amount when called-or else pay a stiff penalty.

In the 1980s and early 1990s, some utilities offered residential and small commercial customers lower electric rates in exchange for installing automated demand control devices on electric hot water heaters and air conditioners. The demand control devices would respond to radio signals from the utility. Many of those programs, however, were either cut back or not pursued sufficiently to make much of a difference. Since there was no easy way to verify which customers had disabled the devices, questions were also raised regarding their sustained impact.

During the late 1990's a combination of rapid load growth caused by a sustained economic boom, a failure to build new power plants, and difficulties with retail deregulation contributed to reductions in utility spare capacity and increasing requirements for effective curtailment solutions. Curtailable load programs often featured the following types of requirements:

     o    Minimum load reduction of 100 kW per customer
     o Reduction must be available between 9 a.m. and 10 p.m. on any day of the week
     o    Notification is usually at least 4 hours prior to curtailment
     o    Reduction commitment must be met within 1 hour of curtailment
     o Customer must be able to receive and act upon the form of notification (e.g., beeper, radio signal)
     o Customer must have installed meters able to record integrated hourly values for actual net generation


In these programs, meters measure and report load both before and after the reduction request. Samples of several such tariffs may be found at the web sites of a few utilities and some of the Independent System Operators.

Load curtailment differs from demand-side management (often referred to as DSM), which typically focuses on permanent or continuous demand reduction, unrelated to market-based pricing.


Many firms offer a wide variety of energy solutions for energy efficiency, demand-side-management and load curtailment, including Apogee (also called The Demand Exchange), Ancillary Services Coalition, Infotility, Planergy, Comverge Technologies, Retx.com, New West Energy, AES New Energy, Skytel, Silicon Energy, Circadian Information Systems, and Energy Interactive. In addition, utilities themselves may compete with these firms for direct relationships with sources of load to be curtailed. While the energy monitoring and control marketplace is highly populated with competitors, we believe that these competitors rely dominantly on fixed or wireless mobile terrestrial communications technologies to implement their businesses. We believe that the use of low-earth-orbiting satellites will provide improved access to customers over large geographical regions with improved coordination and targeting of loads, and significantly enhanced security than our competitors.

For discussion of potential satellite competitors, see "Competition for our E-SAT system," below.

Competition for our E-SAT system

Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking competitive advantages on an international scale to capture greater share of existing and emerging markets.

In addition to E-SAT, three other commercial entities have been licensed by the FCC to provide little low earth orbiting satellite services in the United States although no other entity has been issued a license to use Code Division Multiple Access communication protocols: Orbcomm Global, Leo One, and Final Analysis. The FCC also granted a license in 1998 to Volunteers in Technical Assistance to transmit health, research and scientific data on a delayed basis between developing countries and the United States.

Of the three commercial entities, only Orbcomm is currently in service. Orbcomm failed to generate revenue sufficient to cover its debt and was purchased out of bankruptcy protection in 2001. Over $800 million has been invested to date in the Orbcomm service, which was initiated in 1996 and consists of approximately thirty satellites, 5 gateway control centers, and 10 gateway Earth stations.

Orbcomm aimed at serving on a near-real-time basis the broad data markets of mobile asset tracking of trailers, containers, rail cars, heavy equipment, autos, fishing vessels and barges and U.S. government assets; fixed asset monitoring of oil and gas tanks, pipelines, chemical tanks, electric utility meters, and environmental projects; two-way commercial and U.S. government messaging; home and commercial security systems; and personal messaging. Orbcomm uses Time Division Multiple Access narrow band communication protocols.

Other than Orbcomm's existing Time Division Multiple Access based system, we do not believe that any of the other proposed little low earth orbiting systems will be commercially operational in the near term. We believe that we hold an advantage over these potential competitors by having obtained an FCC license for the only Code Division Multiple Access based store-and-forward little low earth orbiting system in the United States; by focusing on a low-cost and highly targeted market; and by achieving international coordination of our designated frequencies through the International Telecommunications Union. Over the course of the next several years, we expect to obtain further advantages over these potential competitors by demonstrating that a Code Division Multiple Access store-and-forward system can offer service at lower cost than those offered by the competition. Plans for little low earth orbiting systems have also been announced in Australia, Brazil, France, Russia, South Korea, Tonga and Uganda, although we believe that, without additional allocations of spectrum in the United States, these systems will be unable to offer services in the United States, and they will have to reach coordination agreements with all countries who have prior International Telecommunications Union filings for the same spectrum, namely the spectrum license filed by the FCC which it awarded to us.

We expect that potential competitors will include other low earth orbiting systems and certain geosynchronous or geostationary orbit, or GEO-based systems and terrestrial-based communications systems.

We believe further that we will compete in certain of our market segments with existing operators and users of certain GEO-based systems such as American Mobile and Qualcomm, and companies providing services using the Inmarsat system. American Mobile offers data services, both satellite only and dual-mode, satellite and terrestrial, through a public data network that can reach both densely populated urban areas and sparsely populated rural areas. In 1998, American Mobile acquired Motorola's ARDIS two-way terrestrial-based wireless messaging network, which complements American Mobile's existing satellite-based voice and data communications services. This allows American Mobile to offer a hybrid solution that has the ability, among other things, to serve urban areas and to penetrate buildings. Qualcomm designs, manufactures, distributes and operates a satellite-based, two-way mobile communications and tracking system that provides messaging, position reporting and other services for transportation companies and other mobile and fixed site customers using GEO satellites. In addition, various companies using the Inmarsat system are providing fishing vessel and other marine tracking applications. We believe that the E-SAT system will have certain advantages over these other systems, including worldwide coverage and lower equipment costs.

The Big Low earth orbiting and Medium Earth Orbiting systems mentioned earlier are expected to provide real time, uninterrupted service. These systems are designed primarily to provide two-way voice services that require larger, more complex satellites than our satellites and larger constellations to provide coverage. As a result, the cost of the Big Low earth orbiting and Medium Earth Orbiting systems is significantly greater than those of the E-SAT system. However, the marginal cost on a per-message basis of providing services similar to those we will offer could be relatively low for a big low earth orbiting or Medium Earth Orbiting system that is unable to sell its capacity for voice services. For example, the satellite system operated by Globalstar, L.P. is expected to utilize a multi-billion dollar constellation of 48 satellites--as compared with DBS Industries' planned system of 6 satellites with an expected construction, marketing and operating cost of approximately $110 million--with those system costs then having to be allocated into each company's pricing structure and strategy.

We also face competition from a wide range of terrestrial technologies, including paging, cellular, and power line carrier systems. Generally, our focus is not to compete with existing and planned terrestrial-based communications systems. However, in particular segments of our market, we believe we may encounter certain of these systems. While providing cost-effective services primarily in metropolitan areas where subscriber densities justify construction of radio towers, terrestrial systems generally do not have sufficient coverage outside metropolitan areas, which makes them less attractive to the hard-to-access and remote location markets that we initially targeted. In addition, we believe that the E-SAT system will present an attractive complement to tower-based services because E-SAT can provide geographic gap-filler service at affordable costs without the need for additional infrastructure investment. Because of the inherent coverage limitations of a terrestrial-based communications system, we believe that the E-SAT system will complement such systems.

SkyTel, for example, provides paging messaging services in U.S. cities and is using its messaging network to provide fixed location services, specifically utility meter reading in urban areas. Hunt Technologies and Distribution Control Systems which provide power line carriers solutions using very low frequencies to transmit messages over power distribution lines, typically transmit data one-way and very slowly. Phone line carriers, which use a dedicated common carrier telephone service, are constrained by industry infrastructure transaction volume and addressability limitations. Cellemetry, which operates within the control channel of common carrier cellular frequencies, and Cellular Digital Packet Data, which uses common carrier cellular frequencies to send messages in high speed bursts during the idle time in voice transmission, require local infrastructures to operate. The triple shortcomings of these systems - namely (1) lack of instantaneous, cross-continental data collection,
(2) "black holes" and lack of ubiquitous coverage, and (3) high incremental infrastructure and per message costs outside concentrated population centers - are all competitive advantages for the E-SAT system.

Employees

As of December 31, 2001, we had six full-time employees. We consider our relationship with our employees to be good.

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

We are a development stage company and as of April 30, 2002, we had no customers. Although we previously recorded gains from the sale of interests in entities which own direct broadcast satellites licenses, we have not earned any significant operating revenues since our formation. Given our limited operating history and lack of revenues, we cannot assure you that we will be able to obtain customers for the Iridium system or any other system, or to construct and implement the E-SAT system, and, if implemented, to develop a sufficiently large customer base to be profitable.


We may be unable to sign up participants to make load available for our automated load curtailment services.

Under  our  Demand  Reserves  Provider   Agreement  with  the  California  Power
Authority, beginning October 1, 2002, we are required to provide a minimum of 200 megawatts and a maximum of 360 megawatts of daily available electrical demand reduction. This minimum and maximum of daily available demand reduction increases to 400 megawatts and 560 megawatts, respectively, effective June 1, 2003. In the event we are unable to attract and sign up a sufficient number of participants who will voluntarily allow electricity usage to be curtailed, we may lose our contract with the California Power Authority.

We are dependent on the Iridium system and the design, construction, and testing of our Iridium-based system has numerous risks.

Our automated load curtailment system is a new application of the Iridium system and a new approach to electricity load curtailment. The remote curtailment units are new and will be subject to outside rooftop conditions including heat, cold, and inclement weather, for which the failure rate of these units cannot be assured. In addition, in using the Iridium system for data transfer, we are using it in a manner different from voice telephony, which was the intention of the original design. Further, the Iridium system may encounter significant
problems  or  the  software   controlling  the  exchange  of  data  and  control
instructions may fail and, like any satellite based technology, we are faced with the potential for satellite failure based on a variety of uncontrollable factors. In addition, we may encounter unexpected delays and expenses due to technical problems we have not foreseen. Should the system fail or encounter significant deficiencies, our business and future success will be adversely affected.

We may be unable to raise sufficient capital for implementation of the Iridium-based system.

We  currently  estimate  for the  first  two  years  that we may  require  up to approximately $15 to $20 million to complete the engineering of the Iridium-based system and to deploy and operate the proposed automated load curtailment system for the California Power Authority. Given the risks and uncertainties in this undertaking, we cannot assure you that actual cash requirements will not exceed our estimates. Further, the current state of capital markets is uncertain, specifically for telecommunications companies and companies that rely on energy contracts contracted with the State of California. As a result, we cannot assure you that we will be able to raise the funds required to complete the development and installation of the system, or that the timing and terms of any such financing will be favorable to us. If we are unable to obtain a sufficient amount of financing necessary to complete the system on commercially acceptable terms, our business and future success will be severely and adversely affected. Unless and until we begin to generate revenues, we will continue to generate further operating losses and negative net cash flow both for engineering the system and for our daily operations.

Future financings and strategic alliances will be required and will likely result in significant stockholder dilution and/or significant liabilities and may have restrictive conditions.

Our current plans are to raise capital through a combination of debt and equity financing. Should we sell debt securities this would increase our liabilities and future cash commitments and may subject us to restrictive conditions on our growth and operations. However, we may be unable to obtain debt financing, and we would then depend principally on equity financings to pay for our systems, or even if we obtain debt financing, we may be required to provide some form of equity in addition.

The issuance of additional equity securities by us may result in significant dilution to the equity interests of the current stockholders. Other types of growth participation arrangements may significantly lower the value of the equity interests of our current stockholders by reducing the revenue, profits, or other elements of the market value of the Company.

In order to execute our business plans, we plan to seek strategic alliances with entities that can provide communications systems, engineering, deployment, and distribution services and assets. Such alliances will likely require that we provide such entities the ability to participate in our growth. Examples of such participation may be, but are not limited to, revenue and profit sharing and the issuance of equity securities in us or our subsidiaries.

Regardless of how we structure our financings and strategic alliances, we may be required to pledge our assets, including our potential revenues related to our contract with the California Power Authority, and/or our ownership interest in E-SAT. Other restrictive conditions may also be imposed on the conduct of our business. In the event of a default on such pledges or conditions, it would be unlikely that there will be any assets remaining to be distributed to our stockholders.

We have incurred significant losses to date and could continue to do so, which continues to raise substantial doubt about our ability to continue as a going concern.

Without contracts for services utilizing the Iridium system, we will continue to incur operating losses while we seek to construct our E-SAT system. We recorded operating losses of approximately $4.8 million for 2001 and approximately $6.5 million for 2000, and no revenues for either year. Without customers for services utilizing the Iridium system, we would not anticipate any revenues during fiscal 2002. Without significant revenue from the Iridium system, we will continue to incur substantial and increasing operating losses and negative net cash flows until the E-SAT system is developed, deployed and operating in a profitable manner. As of December 31, 2001, our cash and cash equivalents amounted to $20,494 while our current liabilities, including amounts owed to employees, amounted to $3,730,277.

These circumstances raise substantial doubt about our ability to continue as a going concern as discussed in the report of our independent accountants and Note 1 to our financial statements.

We currently estimate that for the first two years we would require up to approximately $15 to $20 million in additional working capital for engineering, deployment, and operation of the proposed automated load curtailment system for the State of California, and $60 million in additional capital related to the construction and launch costs associated with the E-SAT system. Given the risks in undertakings of this nature, we cannot assure you that actual cash requirements will not exceed our estimates. In particular, additional capital, over and above amounts anticipated, will be required in the event that we:

     o incur unexpected costs in completing the design of our systems or encounter any unexpected technical or regulatory difficulties;

     o find that the power utilization of participants in our automated load conservation system is significantly lower than our estimates and, as a result, additional participants are necessary;

     o incur delays and additional expenses as the result of a E-SAT system launch or satellite failure;

     o are unable to enter into marketing agreements with third parties to sell our services; or

     o    incur any other significant unanticipated expenses.

The occurrence of any of these events would adversely affect our ability to meet our business objectives. If we are unable to obtain a sufficient amount of financing to complete our systems and on commercially acceptable terms, our business and future success will be adversely affected.

We are subject to development contract commitments for the E-SAT system.

In order to comply with development milestones required by E-SAT's FCC license, we have entered into various development contracts including satellite construction contracts with Alcatel Space Industries and Surrey Satellite and a satellite launch contract with Eurockot. Entering into these and other development and service contracts are critical to the overall development of the E-SAT system. We have failed to make necessary payments to Alcatel and that contract could be declared void. (See Risk Factor "The contract with our prime contractor for the E-SAT system is suspended and could be cancelled.") Failure to maintain these contracts or to arrange acceptable alternatives, would adversely affect our ability to construct the E-SAT system and our future success.

The contract with our prime contractor for the E-SAT system is suspended and could be cancelled by our prime contractor.

We have not made the necessary payments to our prime contractor, Alcatel, and, as a result, Alcatel is not obligated to honor the contract and it could cancel it at any time. The agreement with Alcatel required a payment at the end of 1999 of approximately $9.1 million in cash and the equivalent of $5 million shares of our Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for the full system development schedule. As of December 31, 2001, this payment has not been made and Alcatel, therefore, has the right to cancel the contract. Although Alcatel has verbally indicated that it does not intend to terminate the contract, it has the right to do so.
Although we have a satellite construction contract with Surrey Satellite Technology Limited, any cancellation of our prime contractor's contract could cause delay in construction of the E-SAT system that could result in the loss of the FCC license. (See also "Risk Factor--The E-SAT system has experienced delays that could lead to the loss of the E-SAT FCC license.")

The technology, design and construction of our E-SAT system are subject to numerous risks.

The design and construction of the E-SAT system are subject to a number of risks associated with space-based communications systems. Although we believe that the E-SAT system is based on sound technology, its design will contain certain technology that has not been used in a commercial application. Although we intend to engage contractors that are experienced in the satellite and communications industry, we have no experience in developing, constructing, and operating a satellite based data communications system. The failure of the E-SAT system to be constructed, or to function as designed, or the failure of system components to function with other components or to specification could result in delays, unanticipated costs, and loss of system performance, thereby rendering the E-SAT system unable to perform at the quality and capacity levels we anticipate.

The E-SAT system has experienced delays that could lead to the loss of the E-SAT FCC license.

Our business is subject to both United States and international regulations and licensing. The E-SAT license has several FCC milestones, including:

     *    the  completion of  construction  of the first two satellites by March
          2002,

     *    the launch of those satellites by September 2002, and

     *    the  construction and launch of the remaining four satellites by March
          2004.

We failed to meet the milestone for completion of the construction of the first two satellites and, given the delays in construction due to our inability to obtain sufficient financing, the other milestones will be extremely difficult, if not impossible, for us to meet. The failure to meet milestones could lead to a loss of the license. On March 29, 2002 E-SAT filed a request for an extension of milestones with the FCC and is awaiting a reply. Based on advice from our regulatory counsel, we believe it is likely that we will be granted the extension. However, we have very little control over whether any extension will be granted and the failure to obtain an extension or meet the milestones would likely result in the loss of E-SAT's FCC license which would have a material adverse effect on our business financial condition and results of operations.

We  will  face  many  risks  associated  with  the   construction,   launch  and
implementation of E-SAT satellites.

Once construction is fully commenced, delays and related increases in costs in the construction, launch and implementation of the E-SAT system could result from a variety of causes, including:

     * delays encountered in the construction, integration and testing of the E-SAT system;

     *    launch delays or failures;

     * delays caused by design reviews in the event of a launch vehicle failure or a loss of satellites or other events beyond our control;

     * further modification of the design of all or a portion of the E-SAT system in the event of, among other things, technical difficulties or changes in regulatory requirements;

     * our failure to enter into agreements with marketing providers on terms acceptable to us; and

     * the failure to develop or acquire effective applications for use with the E-SAT system.

Satellite launches are subject to considerable risks, including the possible failure of the launch vehicle, which may result in the loss or damage to the satellite or its deployment into an incorrect or unusable orbit. Each launch is expected to carry three little low earth orbiting satellites. Consequently, an unsuccessful launch could adversely affect one-half of our planned satellite constellation. We intend to obtain a certain amount of insurance to cover some of our potential losses in this area, but we cannot assure you that we will be able to obtain adequate insurance to cover all incidents or in a sufficient amount to cover the losses.

We have entered into a launch services agreement with Eurockot Launch Services GmbH, headquartered in Bremen, Germany to provide for two payload launches from a launch site in Plesetzk, Russia during specified periods. Eurockot has limited experience in launching commercial satellites. Further, it is anticipated that any launch must be approved by a governmental agency of the Russian Federation. We do not know whether the launches will be approved by the Russian Federation or if the launches will take place as planned. Various political and military considerations, including as yet unknown factors resulting from the September 2001 terrorist attacks on the United States, could impact these launches. The failure of the launches or the occurrence of any significant problems generally associated with satellite launches would have an adverse effect on us and our ability to provide the services contemplated.

We will only be able to obtain a limited amount of satellite insurance for our E-SAT system.

We expect to obtain launch insurance for each of our satellite launches and have engaged Frank Crystal & Co. and its subsidiary, International Space Brokers, Inc. to provide risk management counsel in obtaining insurance coverage for our planned little low earth orbiting satellite constellation. This insurance would, in the event of a launch failure, provide funds for replacement launch satellites. In addition, we expect to obtain satellite replacement insurance, which we hope will provide sufficient funds for rebuilding satellites damaged in construction, shipment or launch. In the event a covered loss occurs, we will need to satisfy the insurance underwriters that the technological or other problems associated with the covered loss have been addressed prior to continuing the launch process. The launch and replacement insurance marketplace is volatile and we do not know whether launch or replacement insurance, or both, will be available to us, or if available, will be available on terms acceptable to us. We will continue to evaluate the insurance marketplace to determine the level of risk we are willing and able to absorb internally as well as the amount of risk we may be able to transfer to third parties.

Our E-SAT system is subject to governmental regulation that can be difficult to satisfy.

We will need to secure "landing rights" in various countries where we hope to do business. Failure to secure foreign landing rights would preclude us from offering our full services in such countries, which would adversely affect our anticipated results of operation. In addition, our international license, LEOTELCOM-2, is sponsored by the United States, and should we fail to maintain our FCC license, our international license rights may be subject to challenge. Further, we will be subject to varying export and communications regulatory requirements for the U.S. and internationally, not only for construction and launch of the E-SAT system, but also for the continuing operation of the system.

The services we intend to provide must be acceptable to the energy industry.

Our success is largely dependent on whether governments, utilities and other related entities will contract for services utilizing the Iridium and/or E-SAT systems. We cannot assure you that we will be successful in completing the development and commercial implementation of our services. Governments and utility companies typically go through numerous steps before making final decisions. This process can be time consuming and take up to several years to complete.

Further, utilizing satellite data messaging services is a relatively new and evolving business. It is difficult to predict the future growth of the market or the potential size of the market. There are a number of competing products from entities providing various types of communication technologies. The use of low-earth-orbiting satellites provides only one of many possible solutions for data communications with remote sites, and potential customers may choose other competing solutions. In the event that customers do not adopt our technology, or do so less rapidly than expected, our future results, including our ability to achieve profitability, will be materially and adversely affected.

Future advances in the industry could make our services obsolete.

Future advances in the telecommunications industry could lead to new technologies, products or services competitive or superior to the products or services we intend to provide. Such technological advances could also lower the costs of other products or services that may compete with our systems, resulting in pricing pressures on our proposed products and services, which could adversely affect our business and results of operations.

Intense competition from existing and new entities could adversely affect our business.

We will encounter competition from other satellite systems, as well as from competitive terrestrial-based communication companies. The market for collection and transmission of data from fixed devices and the potential market for other applications of data messaging services have led to substantial and increasing competition. Many of our present and future competitors using low earth orbiting satellites have begun to address the collecting and transmitting of data from fixed devices and at least one of these competitors has substantially greater marketing, technical and manufacturing resources, name recognition, and experience.

Such competitors may be able to respond more quickly to new or emerging advancements in the industry and to devote greater resources to the development, promotion and sale of their products and services. Our technology must be competitive so that the systems can provide the data transmission service at a cost lower than most of our competitors' systems. We cannot assure you that such competitors will not succeed in developing better or more cost-effective data transmission systems.

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

The development of low-cost ground transceivers to collect and transmit data from fixed devices will be important in the development of a broad market for our services. Ground transceivers must be manufactured and operated at a low cost in order to make our data messaging services attractive to potential commercial customers. It is expected that the cost of ground transceivers will decline as the volume of units produced increases. We must develop a low-cost ground transceiver which requires less power to operate and will be attractive to utility and other companies. However, we cannot assure you that ground transceivers can be developed at a cost and with the capabilities that will attract a large enough commercial subscriber base for us to receive significant revenues or achieve profitability.

We are dependent on third party vendors and consultants.

We have relied on, and will continue to rely on, vendors and consultants that are not our employees to complete the design, construction and implementation of ours services, to market and deploy our data messaging services and for representation on regulatory issues. These vendors and consultants must continue to provide the expertise necessary. We cannot assure you that suitable vendors and consultants will be available in the future, and if available, will be available on terms deemed acceptable to us.

We cannot assure you that these manufacturers of parts and equipment for our systems such as transceivers, antennas, load curtailment equipment and other devices, will be able to meet our needs in a satisfactory and timely manner or that we will be able to obtain additional manufacturers when and if necessary. A significant price increase, a quality control problem, an interruption in supply or other difficulties with third party manufacturers could have a material and adverse effect on our ability to successfully provide our proposed services. Further, the failure of third parties to deliver the products, components, necessary parts or equipment on schedule, or the failure of third parties to perform at expected levels, could delay our deployment of our services. Any such delay or increased costs could significantly harm our business and operating results.

Our key engineering subcontractor is emerging from a bankruptcy proceeding that could harm our completion of the Iridium based system.

In April 2002, Arthur D. Little, the engineering firm that we contract with, was liquidated and portions transferred to five different companies in U.S. Bankruptcy Court in Massachusetts. The division that is providing services to us was sold to a company called TIAX LLC for approximately $16.5 million. TIAX has continued to develop the Iridium-based system. However, TIAX may be unable to retain the necessary personnel to properly develop the system, or they may lack resources to devote to the engineering of the system, or they may be delayed by circumstances surrounding the bankruptcy and acquisition. Any such failure or delay could significantly harm our ability to complete our Iridium-based system and would therefore harm our business and operating results.

Failure to effectively manage our growth would harm our future business results.

As we seek to proceed from a development stage company to an operational company, we may experience significant and rapid growth in the scope and complexity of our business. We may need to rapidly engineer and deploy new services across wide geographic areas and engage in significant and complex business development and strategic alliance efforts. We will likely have an increased need and opportunity to market our services, manage operations, control the operations of our proposed systems, handle sales and marketing efforts and perform finance and accounting functions. This growth is likely to place a strain on our small management team and limited operational resources, and there is a risk that we may not effectively manage this growth. To lessen this requirement, and assist us in executing our business plan, we recently signed agreements with Arthur D. Little, Inc. (now TIAX LLC) for engineering services, and with Bechtel Corporation to provide program management services for the installation and deployment of the proposed Voluntary Command Conservation System. However, these organizations may terminate their contracts with us on short notice, and further there is no assurance that we will effectively manage the subcontractors. The failure to develop and implement effective systems, or the failure to hire or subcontract and train sufficient personnel for the performance of all of the functions necessary to effectively grow and manage our potential customer base and business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

We are dependent on key personnel.

Our success is substantially dependent on the performance of our executive officers and key personnel and on our ability to retain and motivate our personnel. The loss of any of our key personnel, particularly Fred W. Thompson, our president, would harm our ability to manage operations and development of our systems, and could have a material and adverse effect on our business, financial condition, and operating results.

Substantially all of our assets consist of our capitalized satellite construction costs ($12.2 million or 83% of total assets) and acquisition costs relating to the E-SAT license ($2.4 million or 16% of total assets) and these assets may be significantly impaired if we are unable to obtain the necessary financing or to maintain our FCC license.

We cannot assure you that we will be able to obtain financing in a sufficient amount for the construction and deployment of our satellite constellation. Our failure to obtain sufficient and timely financing or to maintain our FCC license could result in our conclusion that the carrying amounts of the capitalized satellite construction costs and the investment in E-SAT are not recoverable. Under generally accepted accounting principles relating to the impairment of assets, we would then be required to write off all or a portion of the capitalized satellite construction costs and our acquisition costs relating to the E-SAT license which would have a material and adverse effect on our business, results of operations and financial position.

Our certificate of incorporation and Delaware law contain certain provisions that could deter takeovers which may prevent you from receiving a premium for your shares.

Provisions of our certificate of incorporation and Delaware law could delay, defer or prevent a change in our control. Our certificate of incorporation contains a fair price provision that requires a certain threshold approval by our board of directors in the event of a merger, sale of assets or other types of business combinations. In addition, our board consists of members who serve staggered three-year terms so that only a portion of our board can be removed at the annual meeting of stockholders. Further, the board is authorized to issue preferred stock, the classes and terms of which may be determined by the board. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner, under Delaware law. These provisions in our certificate of incorporation and Delaware law could have the effect of delaying, deferring or preventing a change in control, even if doing so would be beneficial to our stockholders.

We have not paid dividends and are not likely to pay dividends on our Common Stock in the future.

We have not declared or paid any dividends on our Common Stock, and do not anticipate paying any dividends for the foreseeable future. In addition, the holders of our shares of series A preferred stock and series B preferred stock are entitled to receive, out of any legally available funds, annual cumulative dividends equal to five percent and ten percent, respectively, of the liquidation preference of their shares. All dividends must be paid on the series A preferred stock and series B preferred stock before any may be declared or paid on the Common Stock. It is also anticipated that if we obtain bond financing or other financing facilities, we will be restricted in our ability to declare future dividends on our Common Stock. We have not paid any dividends on Common Stock and do not have any accrued dividends for Common Stock. Accrued dividends for preferred stock total $111,218 as of December 31, 2001.

Our stock price is volatile.

Our Common Stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange, such as NASDAQ, you may have difficulty reselling any of the shares that you purchase.

The exercise of outstanding options, warrants and convertible securities may adversely affect our Common Stock price and your percentage of ownership.

As of April 30, 2002, there were outstanding warrants and options to purchase an aggregate of approximately 31.4 million shares of our Common Stock. Of these outstanding warrants and options, approximately 30.3 million are vested, and approximately 26.6 million have exercise prices of $1.00 or less, with approximately 17.3 million having exercise prices ranging from $0.10 to $0.13.

In addition to our outstanding warrants and options, we have outstanding shares of preferred stock that are convertible into shares of our Common Stock and, subsequent to April 30, 2002, a convertible debenture has been converted into approximately 1.2 million shares of our Common Stock.

The outstanding shares of our Series A preferred stock may be converted into 415,600 shares of Common Stock and the 296 outstanding shares of our Series B preferred stock may be converted based on the liquidation preference amount of $1,000 per share, at 80% of the then current market price of our Common Stock. You should also be aware that:

     >>   Assuming  all  of  our   outstanding   warrants,   options  and  other
          convertible securities were converted, as of April 30, 2002 these securities would convert into approximately 34.5 million shares of our Common Stock, representing approximately 54% of our total shares outstanding following such conversions. Of that amount approximately
          22.1 million shares of our Common Stock, representing approximately 43% of our total shares outstanding following such conversions, are vested and have conversion prices at or below the market price of our common stock as of April 30, 2002. However, due to the floating conversion rates of our Series B preferred stock and certain outstanding warrants, we do not know the exact number of shares that will be issued when they are actually converted.

     >> Because our Series B preferred stock and certain warrants are convertible at floating rates, the lower the market price for shares of our Common Stock, the greater the number of shares the holders of these outstanding convertible securities will receive upon conversion.

     >> To the extent that the holders of these securities convert and then sell the shares of Common Stock they receive after converting, the market price for shares of our Common Stock may decrease due to the additional shares in the market. This could allow the holders to receive even greater amounts of our Common Stock, the sale of which would further depress the market price for our Common Stock.

     >> To the extent that the holders of these securities continue to convert and then sell material amounts of our Common Stock, this may create significant downward pressure on the market price of our Common Stock and could encourage short selling by the holders or others. This could place even further downward pressure on the market price of our Common Stock.

     >> Under circumstances in which the price of our Common Stock decreases to a level below $0.02 per share, assuming the conversion of the Series B convertible preferred stock at that time, this could result in a change in control of the Company, if the Company has not previously issued additional shares.

In addition, the conversion of our Series A and B preferred stock and the exercise of the outstanding warrants and options may have a detrimental impact on the terms under which we may obtain financing through a sale of our Common Stock in the future since they may hinder our ability to raise capital at an attractive market price. For these reasons, any evaluation of the favorability of market conditions for a subsequent stock offering must take into account our outstanding convertible securities.

Our failure to timely register shares of our Common Stock has resulted in liquidated damages and will continue to do so.

We have incurred liquidated damages related to our Series B convertible preferred stock in the amount equal to 5% of the purchase price for each 30 days we have failed to effectively register the underlying shares of Common Stock. The liquidated damages may be demanded by the holder in cash or as an accrual to the liquidation preference associated with each share of the Series B convertible preferred stock. As of December 31, 2001, we have incurred $87,267 in liquidated damages.

We have also incurred liquidated damages related to our Convertible Debenture F in the amount equal to 3% of the purchase price for each month we have failed to effectively register the underlying shares of Common Stock. As of December 31, 2001, we have incurred $1,000 in liquidated damages.

We have also incurred liquidated damages related to three issuances of Common Stock and warrants to purchase Common Stock.

With respect to two of these issuances, for each month that the effective date of registration is delayed beyond May 1, 2001, liquidated damages have accrued at the rate of 10% of securities purchased. As of December 31, 2001, the total liquidated damages amount to 976,000 shares of our Common Stock and warrants to purchase 244,000 shares of our Common Stock at an exercise price of $0.50.

With respect to the third issuance, for each month that the effective date of registration is delayed beyond November 1, 2001, liquidated damages have accrued at the rate of 10% of securities purchased. As of December 31, 2001, the total liquidated damages amount to 160,000 shares of our Common Stock and warrants to purchase 40,000 shares of our Common Stock at an exercise price of $0.50.

Until we have an effective registration statement registering the underlying shares of common stock, we will continue to incur these liquidated damages, which will further increase our liabilities and dilute our common stockholders.

We may be forced to redeem shares as a result of our failure to timely register shares of our Common Stock.

As a result of our failure to register the underlying shares of Common Stock by August 4, 2001, the holders of the Series B convertible preferred stock have the right to require us to redeem all or a portion of the Series B convertible preferred stock in an amount equal to at least 125% of the liquidation preference amount.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The following table sets forth the high and low bids quoted for our common stock during each quarter for the past two fiscal year ends and until the quarter ended December 31, 2001, as quoted on the OTC Bulletin Board. Effective May 20, 2002, due to late filings of our periodic reports with the SEC, our common stock is no longer quoted on the OTCBB, but is quoted on the Other OTC under the symbol "DBSS". The Company intends to seek quotation on the OTCBB as soon as practicable after filing all of its reports with the SEC.


                                    Common Stock

Quarter Ended                   High           Low
                               ------         -----
December 31, 2001              $0.25          $0.22
September 30, 2001              1.07           0.38
June 30, 2001                   0.63           0.20
March 31, 2001                  0.80           0.31

December 30, 2000               1.06           0.31
September 30, 2000              1.69           0.81
June 30, 2000                   3.06           1.09
March 31, 2000                  5.45           1.66


     These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

     As of December 31, 2001, we had 24,734,420 shares of common stock outstanding and 429 stockholders of record. The number of stockholders does not include those who hold our securities in street name.

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

SALES OF UNREGISTERED SECURITIES

Preferred Stock Transactions

The Company issued warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.17 per share in exchange for an agreement of the Series B preferred holders to delay the Company's obligation to register shares of their underlying Common Stock, for a total fair value of $98,850 using the Black-Scholes option pricing model. The warrants were issued in reliance upon the exemption from registration provided by Section 4(2) or Regulation S of the Securities Act.

Common Stock Transactions

On November 12, 2001, the Company issued 1,000 shares of Common Stock to a consultant for services rendered for a total fair value of $390. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

On November 19, 2001, the Company issued 150,000 shares of Common Stock to a terminated employee in accordance with his termination settlement for a total fair value of $46,800.

On November 19, 2001, the Company issued 172,414 shares of its Common Stock to an accredited investor. The stock was sold for $0.29 per share resulting in gross proceeds to the Company of $50,000. In addition, the Company issued a warrant to purchase 17,241 shares of its Common Stock at $0.29 per share. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

On November 30, 2001 the Company issued 441,176 shares of Common Stock to two investors upon conversion of an aggregate of 120 shares of series B preferred stock based upon $0.272 per Common Share. Additionally, a total of 50,498 shares of Common Stock were issued to investors in lieu of accrued and unpaid cash dividends at the same conversion price. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) or Regulation S of the Securities Act.

On December 13, 2001, the Company issued 166,667 shares of Common Stock to an accredited investor. The stock was sold for $0.30 per share resulting in gross proceeds to the Company of $50,000. In addition, the Company issued a warrant to purchase 83,333 shares of its Common Stock at $0.30 per share. The transaction was performed by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

During the intervening years, we raised financing and began the development of a Little LEO satellite system (the "E-SAT system") to provide automated meter reading and short messaging services. We signed a contract with Eurockot for the launch of the satellites, a contract with Surrey Satellite for the development of ground stations and the satellite bus and a contract with Alcatel for the engineering and production of the satellites (this work was subsequently transferred to Surrey Satellite). However, we have been unable to secure financing to complete the launch and commercialization of the satellite system

On June 2, 2001 we signed a seven-year operator-to-operator agreement with Iridium Satellite LLC to provide remote monitoring and control services to the energy industry. Through this agreement, we hope to begin providing specialized satellite-based data services using Iridium's commercially available satellite network during fiscal 2002.

On June 14, 2001 we demonstrated to California state officials how a satellite-based energy control system could curtail electricity consumption by temporarily deactivating air conditioning units located on the rooftops of California shopping malls. Shortly thereafter, we commenced negotiations with the State of California to provide satellite-based energy management services. On April 12, 2002, the California Power Authority approved a Demand Reserves Program that was essentially based on our proposals and authorized negotiations. Effective May 23, 2002 we entered into a five-year, Demand Reserves Provider Agreement with the California Power Authority. Under the agreement, we shall provide a minimum of 200 megawatts and a maximum of 360 megawatts of daily available demand reduction from qualified end users. This minimum and maximum of daily available demand reduction increases to 400 megawatts and 560 megawatts, respectively, effective June 1, 2003. We are currently seeking financing to implement and complete the engineering and deployment of the automated load curtailment system which is estimated to cost approximately $15 to $20 million over the next two years. In addition, we are in the process of signing up customers to participate in the program.

We hope to begin generating revenues as early as the third quarter of fiscal 2002. Successful implementation and completion of the California Power Authority contract would also offer us a basis for offering similar services to other entities worldwide. Additionally, cash flow from such satellite-based energy management services would provide us with funds to continue the development of the E-SAT system. Until then, and on a continuing basis if we are not successful, we will seek to satisfy our short-term cash requirements by raising new equity and debt capital.

Plan of Operation

Bankruptcies in the satellite sector and sharp declines in telecommunications and technology sectors have impeded our financing efforts and have required us to modify our business strategy. Our current strategy is to take advantage of the telecommunications downturn to secure low-cost capacity on existing satellite systems and combine it with the energy communications technologies we have developed over the past ten years, with an objective of generating revenue and proving our market potential in fiscal 2002.

Throughout the year, we have focused on this strategy, reducing operating expenses and concentrating our efforts on raising short-term and strategic financing, while establishing a current operating business utilizing the existing satellite capacity held by Iridium.

At the same time, we have continued our efforts to reduce the overall cost of the E-SAT system and to identify and commence negotiations with strategic partners who may serve as both customers and financial partners for our proposed satellite-based energy management systems. The Company currently lacks adequate financing and time to build and launch two Low earth orbiting satellites in advance of the required FCC construction and launch date of March 2002 and September 2002, which could result in the loss of our FCC license. We have filed with the FCC to extend these milestones and we continue to plan to construct and deploy a low-cost global satellite system utilizing our E-SAT FCC and international licenses. (See "Risks and Uncertainties Affecting Future Operating Results").

The current circumstances in the satellite and telecommunications industry, as well as in the financial markets, particularly in relation to technology stocks, have led to delays in our ability to raise short-term operating capital. Our right to raise capital by selling common shares to the Torneaux Fund has been limited by our stock price, which, during 2001 has been below the contractual minimum threshold price of $1.00 per share. Any sale of shares to the Torneaux Fund at prices below that threshold price requires Torneaux's approval. As a result of deficiencies in short-term capital raising, we have delayed payment to many of our vendors, and certain of our employees. As of December 31, 2001, our cash and cash equivalents amounted to $20,494 while our current liabilities, including amounts owed to employees, amounted to $3,730,277. Throughout the year, we have continued to focus on reducing operating expenses while concentrating our efforts on raising short-term and strategic financing and establishing a current operating business utilizing the existing satellite capacity held by Iridium.

Until we begin to generate positive cash flow through our operations, we will continue to seek to satisfy our cash requirements by raising new equity and debt capital, as well as by seeking the exercise of previously issued third-party warrants and stock options. The issuance of additional equity securities by us will result in significant dilution of the equity interests of the current stockholders.

Critical Accounting Policy

During the construction of its E-SAT system, the Company is capitalizing all design, engineering, launch and construction costs. Such costs amounted to approximately $12.2 million as of September 30, 2001. Because of our difficulties in financing construction of the E-SAT system and resulting inability to meet required FCC milestones, the Company reviews its capitalized satellite construction and FCC license costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The Company's management and Audit Committee of the Board concluded no such event or changes in circumstances exist and, accordingly, it would be inappropriate to write down the capitalized satellite construction costs as impaired as of December 31, 2001.

In reaching this conclusion, the Company applied Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Under this standard, the Company periodically reviews whether there have been events or changes in circumstances that indicate that the carrying amount of the satellite construction costs may not be recoverable. If an impairment event exists, the amount of the impairment loss, if any, would be calculated based on the excess of the carried amount of the assets over their fair value.

Of the capitalized amounts, approximately $2 million was paid to Alcatel Space Industries ("Alcatel") for preliminary engineering design review for the Company's system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. On October 8, 1999, the Company signed a contract with Alcatel for the final design, construction and delivery to the launch site of six Little Low earth orbiting satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the E-SAT system. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. As noted above, the Company paid $2 million in construction payments to Alcatel for engineering specifications. The Company has not made a further payment required by the agreement with Alcatel, due at the end of 1999, of approximately $9.1 million in cash and the equivalent of $5 million in Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for the Company's full system development schedule. As of December 31, 2001, this payment has not been made, and Alcatel therefore has the right to consider this contract void as to further work, and that the contract is therefore not currently in effect. If the Alcatel contract is never brought into effect, the Company retains the engineering specifications provided by Alcatel, which would still be used by the Company's other contractors in the construction of the Company's satellite network.

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

Surrey's construction contract, which was to build the satellite infrastructures that would house the telecommunications payload, was to be managed by Alcatel as prime contractor, if and when the Company paid Alcatel $14.1 million to trigger the Alcatel contract effective date. As this payment has not been made, the Alcatel contract is not in effect and Surrey remains a direct contractor of the Company.

The Company evaluated a number of factors in its consideration of whether an impairment event has incurred, including: (1) whether the Company's failure to meet its FCC milestone requirements would result in termination of the license;
(2) whether the assets continue to have value notwithstanding the delay since contracting; (3) whether the Company's failure to bring the Alcatel prime contract into effect prevents the Company from constructing its system; (4) whether the state of difficulties in the satellite financing capital markets were likely to prevent the Company from financing its system in the future; (5) whether the telecommunications industry had overcapacity such that there would be no business opportunity for the E-SAT system; and (6) whether the Company's implementation of an Iridium-based system effectively replaced the E-SAT system. In more detail, the Company concluded, subject to the Risk Factors detailed in this Annual Report, these points as detailed below:

     1. The Company believes that its failure to meet its milestones are not likely to result in termination of the license. The Company recognizes that the loss of the FCC license held by its subsidiary E-SAT, Inc. would be a change in circumstance and that the failure to meet certain milestones could lead to a loss of the license. The Company currently lacks adequate financing and time to build and launch two Low earth orbiting satellites in advance of the required FCC construction and launch date of March 2002 and September 2002, respectively. As part of the Company's impairment analysis, the Company received a report and opinion from Leslie Taylor Associates, its regulatory counsel, that the license was likely to be extended. This opinion was based on the satellite construction progress to date, including the launch of one satellite, and the fact that there were no other pending applicants for the spectrum covered by E-SAT's license. As recommended by Leslie Taylor Associates, on March 29, 2002 E-SAT filed the request for an extension of milestones with the FCC and is awaiting a reply. Based on these facts, the Company believes, while there is no guarantee, the FCC will grant the extension and that it is therefore not in imminent danger of losing its FCC license, but will continue to monitor the situation for any changes.

     2. The Company believes that its satellite construction assets continue to have value notwithstanding the delay since contracting. Included in the capitalized satellite construction costs are payments to Alcatel Space Industries, Eurockot and Surrey Satellite. The Company paid Alcatel for the production of engineering specifications and analysis which information remains the property of the Company. These specifications are an integral part of E-SAT's ability to construct the satellites and were transferred by the Company to Surrey Satellite in 2001, and will be used by Surrey in satellite construction regardless of whether the Alcatel contract is ever brought into effect. Surrey Satellite was paid for the design of the satellite ground station, among other things, which is crucial to the design of the system and remains an important element to completion of a complete satellite communication network. Eurockot was paid for the launch of the satellites and although the launch date has been extended past 2002, E-SAT's right to Eurockot's launch services remains intact.

     3. The Company believes that its failure to bring the Alcatel prime contract into effect does not prevent the Company from constructing its system. The Company's contract with Alcatel called for a payment by the Company at the end of 1999 that has not been paid to date and, as a result, Alcatel has the option to termination the contract. Alcatel has not indicated to the Company that it intends to terminate the contract, and the Company believes that Alcatel would seek to bring the contract into effect when the Company receives financing. In addition, the Company believes that currently alternative suitable prime contractors are available to manage construction as prime contractor, including Surrey Satellite, for a significantly lower cost than negotiated with Alcatel, and so the Company may not choose to reinstate the Alcatel contract. As noted above, the Company has received viable assets consisting of engineering specifications and analysis in return for the $2.1 million paid to Alcatel.

     4. The Company believes that the state of difficulties in the satellite financing capital markets is not likely to prevent the Company from financing its system in the future. The Company believes that satellite financing is cyclical and further that the low cost of its system, approximately $60 million, compared to other global telecommunications system, allows it to be financed through a wide variety of sources, including customers and strategic partners. The Company believes that the primary impediment to financing is therefore a demonstration of market viability of low-earth-orbiting satellites for data communications to remote infrastructure.

     5. The Company believes that current telecommunications industry overcapacity does not obviate the market opportunity for the E-SAT system. The Company believes that the E-SAT system will have unique competitive advantages even if the telecommunications industry maintains a position of low per minute costs due to overcapacity. These advantages are primarily low terminal cost due to usage of low power-spread spectrum transceivers permitted by the E-SAT license, and high penetration of buildings, remote terrain and poor weather because the E-SAT license uses VHF frequencies.

     6. The Company believes that the Company's implementation of an Iridium-based system is not a substitute for the E-SAT system. The Company believes that the Iridium-based system, which has a higher transceiver cost and operates on the L-Band which requires line of sight, is potentially complementary to the E-SAT system with lower transceiver cost and operates on VHF frequencies which have strong building, terrain and weather penetration.

The Company believes that if the funding necessary to complete the satellite network and to remain a going concern is obtained, the capitalized satellite construction costs will be recoverable from future operating cash flows. On May 23, 2002, the Company entered into a Demand Reserves Authority Provider Agreement with the California Power Authority to implement a satellite-based (using Iridium capacity) automated conservation system design to conserve significant electrical usage on demand at peak or emergency times. The Company believes that implementation of this program, if successful, would provide some of the funding for the further development of the E-SAT system. Should the FCC extension request be denied, or any of the other above factors materially change, the Company may be required to record an impairment of the capitalized satellite construction costs.

Revenues

The Company remains in the development stage and did not generate revenues in the years ended December 31, 2001 and 2000.

Operating Expenses

Total operating expenses for fiscal 2001 and fiscal 2000, were $4,776,671 and $6,496,009 respectively. These costs are related to marketing and sales expenses, general and administrative expenses, and research and development expenses.

         Marketing and Sales Expenses

Marketing and sales expenses are primarily the costs of personnel (including non-cash stock compensation), consulting and travel. Marketing and sales expenses totaled $186,043 (3.9% of operating expenses) and $1,721,725 (26.5% of operating expenses) in fiscal 2001 and fiscal 2000, respectively. This reduction in expenses is due to the termination of our dedicated marketing and sales group in the fourth quarter of fiscal 2000 in order to reduce our cash expenditures.

         General and Administrative Expenses

General and administrative expenses include the costs of finance, legal, administrative and general management functions of DBS Industries. General and administrative expenses for fiscal 2001 and 2000 were $2,990,808 (62.6% of operating expenses), and $4,037,509 (62.2% of operating expenses) respectively. The reduction of $1,046,700 was due to a reduction in consulting fees of

$574,200, reduced personnel costs of $184,900, a reduction of legal expenses of $124,000, a reduction of third party services for investor relations of $115,100, and a reduction in office supplies of $41,700.

         Research and Development Expenses

Research and development expenses represent non-capitalized costs incurred to develop our system. Research and development expenses for fiscal 2001 and fiscal 2000 were $1,599,820 (33.5% of operating expenses), and $736,775 (11.3% of operating expenses), respectively. During the fourth quarter of fiscal 2000 we terminated our research and development office in Toulouse, France in order to reduce our operating expenses. During the second half of fiscal 2001, we utilized the expertise of a third-party consulting firm to develop the Iridium-based energy management system, incurring during that period $1,588,179 in consulting fees, compared with consulting fees of $33,013 incurred for research and development of our E-SAT system during fiscal 2000.

         Non-Cash Stock Compensation

In order to attract and retain qualified personnel, we have granted options to purchase Common Stock to several employees. Some of the exercise prices were below the fair market value of the Common Stock at the time of grant, resulting in deferred stock compensation. The deferred stock compensation was amortized over the vesting periods of the granted options and as of December 31, 2001 is fully amortized. The Company recognized a total of $450,129 as non-cash stock compensation expense in fiscal 2001 compared to $1,078,857 in fiscal 2000. As of December 31, 2001, the entire amount of deferred stock compensation has been fully amortized.

         Other Income (Expense)

The Company experienced non-operating income of $258,144 during fiscal 2001 as compared to a loss of $59,940 during fiscal 2000. The income in 2001 was the result of an approximately $384,000 gain from remeasurement of the values of certain warrants recorded as liabilities, offset by an interest expense of approximately $126,000. The loss in 2000 was a result of interest expense incurred.

         Net Loss

The Company's net loss for fiscal 2001 was $4,520,127 compared to $6,557,549 for fiscal 2000.

Liquidity and Capital Resources

The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly expenditures excluding non-cash items averaged approximately $309,000 per month during fiscal 2001. However, expenses will increase during fiscal 2002 with the demands of increased efforts in both systems and business development. Additional capital will be necessary to expand operations or continue current operations, which will result in further dilution to our stockholders. We cannot be certain that additional funding will be available on acceptable terms or at all.

Traditionally, we have relied on equity and debt placements to finance our operations. This financing was supplemented from the sale of our interest in entities that held direct broadcast satellite licenses. We no longer have any interest in direct broadcast satellite licensees.

During fiscal 2001, we received proceeds from the sale of common and preferred stock totaling $2,002,874 before stock issuance costs of $88,200. We had cash and cash equivalents of $20,494 and $389,319 as of December 31, 2001 and December 31, 2000 respectively. We had negative working capital of $3,657,802 as of December 31, 2001, compared to a negative working capital of $2,216,321 as of December 31, 2000.

Until we are able to either:  1)  successfully  implement  our program  with the
California Power Authority to provide satellite-based energy management services, or 2) develop, construct and operate the E-SAT system and derive revenues therefrom, we must continue to rely solely on outside sources to raise cash for our operations.

Net cash used in operating activities during fiscal 2001 was $2,858,390, as compared to $2,385,941 for fiscal 2000. The $2,858,390 results from a net loss of $4,520,127 offset primarily by:

     -    non-cash stock compensation of $450,129;

     -    non-cash warrants issues and other non-cash charges of $555,960; and

     - an increase in accounts payable and accrued liabilities of $649,375 due primarily to difficulties in raising capital financing;


Net cash used in investing activities for fiscal 2001 was $30,109 compared to $96,552 for fiscal 2000.

Net cash  provided by  financing  activities  for fiscal  2001,  was  $2,520,674 compared to $2,588,866 for fiscal 2000. Net cash provided by financing activities during fiscal 2001 was related primarily to the net proceeds from the sale of common stock and the exercise of options and warrants by our stockholders and to the issuance of convertible debt in the amount of $501,000.

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

A number of factors could cause future results to differ materially from historic results. We are a development stage company and as of December 31, 2001, we had no customers. Given our limited operating history and lack of revenues, we cannot assure you that we will be able to construct and implement our system, and, if implemented, to develop a sufficiently large customer base to be profitable.

While we continue the strategic fund-raising efforts (see "Plan of Operation") that are necessary to our ultimate success, our continued cost of operations significantly exceeds our short-term capital. In addition, we currently estimate for the first two years that we will require approximately $15 to $20 million of working capital to develop, install, and operate the equipment for satellite-based energy management services for the California Power Authority and $60 million in capital related to the construction and launch costs associated with the E-SAT system. No assurance can be given that capital will be available to us on commercially acceptable terms to meet development costs or on terms acceptable to us. The issuance of additional equity securities by us will result in significant dilution of the equity interests of the current stockholders. Selling debt securities such as bonds will increase our liabilities and future cash commitments. In order to comply with development milestones required by the FCC license, we have entered into various development contracts including a satellite construction contract and a satellite launch contract. All of these contracts require that we have available capital, which is not currently available.

Potential impact on our liquidity and capital resources of our failure to timely register certain shares of our Common Stock and resulting liquidated damages.

We have also incurred liquidated damages related to our Series B convertible preferred stock in the amount equal to 5% of the purchase price for each 30 days we have failed to effectively register the underlying shares of Common Stock. The liquidated damages may be demanded by the holder in cash or as an accrual to the liquidation preference associated with each share of the Series B convertible preferred stock. As of December 31, 2001, we have incurred $87,267 in liquidated damages.

We have also incurred liquidated damages related to our Convertible Debenture F in the amount equal to 3% of the purchase price for each month we have failed to effectively register the underlying shares of Common Stock. As of December 31, 2001, we have incurred $1,000 in liquidated damages.

We have also incurred liquidated damages related to three issuances of Common Stock and warrants to purchase Common Stock.

With respect to two of these issuances, for each month that the effective date of registration is delayed beyond May 1, 2001, liquidated damages have accrued at the rate of 10% of securities purchased. As of December 31, 2001, the total liquidated damages amount to 976,000 shares of our Common Stock and warrants to purchase 244,000 shares of our Common Stock at an exercise price of $0.50.

With respect to the third issuance, for each month that the effective date of registration is delayed beyond November 1, 2001, liquidated damages have accrued at the rate of 10% of securities purchased. As of December 31, 2001, the total liquidated damages amount to 160,000 shares of our Common Stock and warrants to purchase 40,000 shares of our Common Stock at an exercise price of $0.50.

Until we have an effective registration statement registering the underlying shares of common stock, we will continue to incur these liquidated damages, which will further increase our liabilities and dilute our common stockholders.

As a result of our failure to register the underlying shares of Common Stock by August 4, 2001, the holders of the Series B convertible preferred stock have the right to require us to redeem all or a portion of the Series B convertible preferred stock in an amount equal to at least 125% of the liquidation preference amount.

Other Risks and Uncertainties Affecting Future Operating Results

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is being submitted in a separate section of this report beginning on page 61.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees of the Company

The present directors, executive officers, and key employees of the Company, their ages, positions held in the Company, and duration as such, are as follows:


Name                          Position                                    Age                 Period
----------------------------- ------------------------------------------- ---------- -------------------------------


Fred W. Thompson              Chairman of the Board, President, Chief     59         December 1992 - present
                              Executive Officer, and                                 November 1993 - present
                              Chief Financial Officer                                February 2002 - present
----------------------------- ------------------------------------------- ---------- -------------------------------
Randy Stratt                  Director, Chief Operating Officer,          45         February 2002 - present
                              General Counsel and Secretary                          November 1999 - present
----------------------------- ------------------------------------------- ---------- -------------------------------

Michael T. Schieber           Director                                    62         December 1992 - present
----------------------------- ------------------------------------------- ---------- -------------------------------

Jerome W. Carlson             Director                                    65         May 1997 - present
----------------------------- ------------------------------------------- ---------- -------------------------------

Roy T. Grant                  Director                                    45         August 1999 - present
----------------------------- ------------------------------------------- ---------- -------------------------------

Jessie J. Knight, Jr.         Director                                    51         February 1999 - present
----------------------------- ------------------------------------------- ---------- -------------------------------

Michael J. Apatoff            Director                                    47         February 2002 - present
----------------------------- ------------------------------------------- ---------- -------------------------------


The Company adopted staggered terms for its Board of Directors at its 1996 Annual Stockholders Meeting. Messrs. Thompson and Knight will serve until the 2002 annual meeting of stockholders or until their successors have been elected; Messrs. Carlson and Grant will serve until the 2003 Annual Meeting of stockholders or until their successors have been elected; and Mr. Schieber will serve until the 2004 Annual Meeting of stockholders or until his successor has been elected. Messrs. Apatoff and Stratt were appointed on February 5, 2002 to serve on the Board of Directors on an interim basis until their election at the 2002 Annual Stockholders Meeting.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer, and key employee, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Fred W. Thompson has served as Chairman of the Board, President and CEO since 1992. Mr. Thompson was appointed to serve as Chief Financial Officer in February 2002. Mr. Thompson has over 30 years of senior management experience in the telecommunications industry, including more than 20 years with AT&T Bell Labs, Western Electric Co. and the Long Lines Dept. As founder and Chief Executive Officer of Inter Exchange Consultants, Inc., Mr. Thompson was responsible for the successful management, design and engineering of the pioneering cellular telephone operations in major world markets, including New York, San Francisco, London and Tokyo. Mr. Thompson utilized his skills and experience in bringing new communications technologies to market by founding DBS Industries, Inc. and steering it through the FCC licensing process toward the operational phase. Mr. Thompson received a BS degree in Electrical Engineering from California Polytechnic.

Randy Stratt, Chief Operating Officer, General Counsel and Secretary, joined the Company in November 1999 and was appointed to the Board in February 2002. Mr. Stratt has over 20 years of management, business development, and corporate/securities counsel experience with both public and private firms in the finance and high technology industries. Prior to joining the Company, Mr. Stratt was Director of Strategic Development and Communications with Dresdner RCM Global Investors, an international investment firm that at the time held over $65 billion of assets under management. From 1987 to 1993, Mr. Stratt was Senior Vice President and General Counsel of Spear Financial Services, Inc., a California-based NASDAQ NMS financial services firm with traditional and on-line broker-dealer operations. Prior to that, Mr. Stratt was an executive with Source Telecomputing Corporation, one of the first on-line consumer services, which was eventually acquired by CompuServe and ultimately acquired by America On-line. Mr. Stratt is a licensed attorney in California and three other states. He holds a BA from Cornell University and received a JD from George Washington University law school and an MS in Information Systems from George Washington University Business School.

Jessie J. Knight, Jr., a Director appointed in February 1999, is President and Chief Executive Officer of the San Diego Regional Chamber of Commerce. He was a Commissioner of the California Public Utilities Commission from 1993 through December 1998. Appointed by former Governor Peter Wilson, he was one of five individuals responsible for economic and regulatory oversight of California's telecommunications, utility, trucking and rail industries. Before his appointment to the Commission, he was Executive Vice President of the San Francisco Chamber of Commerce, responsible for international operations, economic development and attracting businesses to San Francisco. He also served as Vice President, Marketing for the San Francisco Newspaper Agency, a publishing operation encompassing the San Francisco Chronicle and the San Francisco Examiner. Mr. Knight serves on the board of directors of Avista, Inc. Mr. Knight holds a BA degree from St. Louis University and an MBA from the University of Wisconsin.

Roy T. Grant has served as a Director since August 1999. Mr. Grant is currently an independent consultant. From January 2000 to April 2001, Mr. Grant was Chief Financial Officer of Wayport, Inc. Prior thereto from November 1996 through April 1999, Mr. Grant was employed by Iridium, LLC, most recently as Vice President and Chief Financial Officer. Subsequent to Mr. Grant's departure, Iridium, LLC filed for protection under the bankruptcy laws in 1999. From 1992 to 1996, Mr. Grant served as Finance Director for Edison Mission Energy, the largest independent power developer in the United States. Mr. Grant is a director of e-tel Corporation and Pritest. Mr. Grant holds a BS in Administration and Management Science, Mathematics and Economics from Carnegie Mellon University and an MBA in Finance from the University of Chicago.

Michael J. Apatoff, Director, was appointed to the Board in February 2002. Mr. Apatoff is currently an independent consultant. From 1991 to 1998, Mr. Apatoff was employed by Dresdner RCM Global Investors, most recently as its President. Previously from 1986 to 1990, Mr. Apatoff was Executive Vice President and Chief Operating Officer of the Chicago Mercantile Exchange and was closely tied into institutional investors and venture and private equity community. From 1981 to 1985, he was Special Assistant to Congressman Tom Foley, Speaker of the U.S. House of Representatives. Mr. Apatoff earned his BA from Reed College.

Jerome W. Carlson, a Director appointed in May 1997, is currently President of Raljer, Inc., a management consulting firm, and has held that position since January 1995. Previously, from 1984 to 1995, Mr. Carlson was the Chief Financial Officer, Vice President of Finance and Corporate Secretary for Triad Systems Corporation in Livermore, California. Mr. Carlson has over twenty years experience in both finance and general management positions with Hewlett Packard. Since 1995 he has assisted a number of businesses in developing and achieving certain strategic and tactical goals in their industries. Mr. Carlson is a director of Valley Community Bank. He holds a BS degree from the University of California at Davis and an MBA from the Stanford Graduate School of Business.

Michael T. Schieber has served as a Director of the Company since December 1992. From 1987 to December 1992, Mr. Schieber was the Managing Partner of Amador Telecommunications and since 1990 has been a partner in Columbia Communications, both investors in nation-wide paging licenses. He retired from the Department of Fisheries with the State of Washington in May 1993 where he had served as a civil engineer since 1984. He is also a retired Air Force Major and Command Pilot with service in Vietnam where he was awarded the Distinguished Flying Cross, Air Medal with 2 oak leaves and the Vietnamese Cross of Gallantry. Mr. Schieber received an MA degree in International Relations and Government from the University of Notre Dame, a BS in Engineering from the Air Force Academy, and a BA in Business from The Evergreen State College.

Section 145 of the General Corporation Law of Delaware provides for the indemnification of officers and directors under certain circumstances against expenses incurred successfully defending against a claim and authorizes Delaware corporations to indemnify their officers and directors under certain circumstances against expenses and liabilities incurred in legal proceedings involving such persons because of their being or having been an officer or director. Our certificate of incorporation and bylaws provide for indemnification of our officers and directors to the fullest extent authorized by law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Family Relationships

There are no family relationships between any director and executive officer.

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

Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 2001, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.

EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain summary information concerning compensation of our Chief Executive Officer and each of our employees or the employees of subsidiaries who earned in excess of $100,000 for the year ended December 31, 2001.

Columns regarding "Other Annual Compensation", "Restricted Stock Awards" and "Long-Term Incentive Plan (LTIP) Payouts" are excluded because no reportable payments were made to such executive officers for the relevant years.



                                                SUMMARY COMPENSATION TABLE

                                          Annual Compensation                             Long-Term
                                                                                       Compensation
--------------------------------- -------------- ----------------- -------------- ---- ----------------- ------------------
                                                                                          Securities
            Name and                                                                     Underlying          All Other
       Principal Position         Year             Salary(1)         Bonus                  Options        Compensation
--------------------------------- -------------- ----------------- -------------- ---- ----------------- ------------------
Fred W. Thompson                  2001           $262,501              - 0 -            1,250,005        $    7,755(2)
President, CEO                    2000           $250,000              - 0 -              - 0 -          $    7,386(3)
                                  1999           $215,000          $45,000              1,000,000         $  16,761(4)

Randy Stratt                      2001           $190,000            - 0 -                515,625        $    3,997(5)
Chief Operating Officer           2000           $165,000            - 0 -                - 0 -          $    1,017(6)
General Counsel                   1999           $  24,433           - 0 -                160,000               - 0 -

James Stoutenberg                 2001           $120,000            - 0 -                212,500        $    8,250(7)
Vice President                    2000           $  80,000           - 0 -                120,000               - 0 -

Stanton C. Lawson*                2001           $190,417            - 0 -                562,500        $    4,410(8)
Former Chief Financial Officer    2000           $180,000            - 0 -                - 0 -          $    1,485(9)
                                  1999           $  37,500           - 0 -                180,000               - 0 -
Frederick R. Skillman*
Former Vice President             2001           $147,500            - 0 -                421,875        $   13,857(10)
                                  2000           $135,000            - 0                   -0-           $    5,044(11)
                                  1999           $120,415          -$54,500               150,000        $    4,911(12)

--------------------------------- -------------- ----------------- -------------- ---- ----------------- ------------------

* Both Mr. Lawson and Mr. Skillman resigned from the Company because of the Company's inability to pay ongoing salary obligations. Pursuant to their employment agreements, these terminations were deemed terminations without cause. Mr. Lawson's termination from the Company was effective February 11, 2002, and Mr. Skillman's termination from the Company was effective April 1, 2002.

(1) In order to support the Company's financing efforts, executives elected to defer payment of salary earned in 2001 as follows: Mr. Thompson - $95,834; Mr. Stratt - $80,000; Mr. Stoutenberg - $30,000; Mr. Lawson - $70,417; Mr. Skillman - $57,500. Executives received during 2001 salaries which had been deferred from 2000 as follows: Mr. Thompson - $125,000; Mr. Stratt - $41,250; Mr. Stoutenberg - $25,000; Mr. Lawson - $45,000; Mr. Skillman - $33,750.
(2) Includes payment of life insurance premium of $4,005 and payment of contribution to IRA Retirement Plan of $3,750.
(3) Includes payment of life insurance premium of $2,586 and payment of contribution to IRA Retirement Plan of $4,800.

(4) Includes payment of life insurance premium of $9,972 and payment of contribution to IRA Retirement Plan of $6,789.
(5) Includes payment of life insurance premium of $360 and payment of contribution to IRA Retirement Plan of $1,125.
(6) Includes payment of life insurance premium of $284 and payment of contribution to IRA Retirement Plan of $733.
(7)  Payment of contribution to IRA Retirement Plan.
(8) Includes payment of life insurance premium of $360 and payment of contribution to IRA Retirement Plan of $4,050.
(9) Includes payment of life insurance premium of $360 and payment of contribution to IRA Retirement Plan of $1,125.
(10) Includes payment of life insurance premium of $244 and payment of contribution to IRA Retirement Plan of $13,613.
(11) Includes payment of life insurance premium of $244 and payment of contribution to IRA Retirement Plan of $4,800.
(12) Includes payment of life insurance premium of $244 and payment of contribution to IRA Retirement Plan of $4,667.


                                  OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 2001
                                                  INDIVIDUAL GRANTS
--------------------------- ----------------------- ------------------------ -------------------------- -------------
                             Number of Securities   % of Total Options
                              Underlying Options    Granted to Employees
                                 Granted 2001       in Fiscal Year 2001       Exercise or Base Price     Expiration
Name                                                                                 ($/SHARE)              Date
--------------------------- ----------------------- ------------------------ -------------------------- -------------

Fred W. Thompson                   312,500                  10.4%                      $0.49            February 6, 2011
President, Chief Executive         937,505                  31.1%                      $0.77            August 7, 2011
Officer, Chief Financial
Officer

Randy Stratt                       103,125                   3.4%                      $0.49            February 6, 2011
Chief Operating Officer,           412,500                  13.7%                      $0.77            August 7, 2011
General Counsel

James Stoutenberg                   62,500                   2.9%                      $0.49            February 6, 2011
Vice President                     150,000                   4.1%                      $0.77            August 7, 2011

Stanton C. Lawson*                 112,500                   3.7%                      $0.49            February 6, 2011
Former Chief Financial             450,000                  15.0%                      $0.77            August 7, 2011
 Officer

Frederick R. Skillman*              84,375                   2.8%                      $0.49            February 6, 2011
Former Vice President              337,500                  11.2%                      $0.77            August 7, 2011
---------------------------------------------------------------------------------------------------------------------

* Both Mr. Lawson and Mr. Skillman resigned from the Company because of the Company's inability to pay ongoing salary obligations. Pursuant to their employment agreements, these terminations were deemed terminations without cause. Mr. Lawson's employment was terminated from the Company effective February 11, 2002, and Mr. Skillman's employment was terminated from the Company effective April 1, 2002.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     There were no options exercised during the year ended December 31, 2001 by executive officers.

                         Ten-Year Options/SAR Repricings

     There was no repricing of options for the fiscal year ended December 31, 2001.

             Long-Term Incentive Plans - Awards in Last Fiscal Year

There were no awards made to the named executive officers under any long-term incentive plan during the year ended December 31, 2001.




Compensation of Directors

On September 1, 1999, our Board of Directors adopted a directors' compensation plan. Under the compensation plan, each non-employee director shall receive an annual retainer of $12,000 plus a fee of $1,000 and reasonable travel expenses for attendance at each Board meeting. Each committee chairman shall receive $2,500 annually for each year of service as committee chairman, and each committee member shall receive $500 for attendance at each committee meeting. In lieu of cash compensation, non-employee directors may elect to receive either the Company's Common Stock or stock options to purchase Common Stock, the value of which under either election, shall not exceed $20,000 annually. If either Common Stock or stock options are elected, the price will be determined by the average closing price for the five trading days of the Common Stock at the beginning of a six-month period ending either June 30 or December 31. Further, with respect to stock options elected as compensation, the cash equivalent number of stock options will be determined based upon a number of factors, including but not limited to, vesting periods, estimated growth rates and risk-free rates.

In addition, each non-employee director shall receive an annual grant of non-qualified options to purchase 10,000 shares of Common Stock in accordance with the Company's current Stock Option Plan. The exercise price shall be determined by the closing price of the Common Stock of the five trading days up to and including the date of the Annual Stockholders Meeting, subject to discounting pursuant to a formula adopted by the Board. These options shall vest one year from date of grant. Further, upon either the first-time appointment or election to the Board, a new non-employee director shall receive options to acquire 10,000 shares of Common Stock, the exercise price of which will be determined by a formula adopted by the Board. These options shall vest immediately.

In 2001, Michael T. Schieber was awarded options to purchase 10,000 shares of Common Stock at $0.22 per share, options to purchase 71,202 shares of Common
Stock at $0.4156 per share, and options to purchase 30,974 shares of Common Stock at $0.46 per share; Jerome W. Carlson was awarded options to purchase 10,000 shares of Common Stock at $0.22 per share, options to purchase 73,840 shares of Common Stock at $0.4156 per share, and options to purchase 28,591 shares of Common Stock at $0.46 per share; Jessie J. Knight, Jr., was awarded options to purchase 10,000 shares of Common Stock at $0.22 per share, options to purchase 68,565 shares of Common Stock at $0.4156, and options to purchase 33,365 shares of Common Stock at $0.46 per share; and Roy T. Grant was awarded options to purchase 10,000 shares of Common Stock at $0.22 per share and 32,843 shares of Common Stock.

The directors' compensation plan was prepared following a report by an independent compensation firm. It was recommended by the compensation committee and adopted by the Board.

Employment Agreements

Mr. Thompson entered into an employment agreement with us on April 18, 1996, effective January 1, 1996. His annual salary under the agreement was $180,000, and included non-qualified stock options to purchase 312,500 shares of our Common Stock. In October 1998, we paid Mr. Thompson the amount of $208,000 related to his previously deferred compensation through December 31, 1997. Effective July 1, 1999, Mr. Thompson's employment agreement was extended until July 1, 2004. In connection with the extension, Mr. Thompson's annual salary was increased to $250,000, and he was granted non-qualified options to purchase 1,000,000 shares of Common Stock at an exercise price of $1.3496 based on a formula. Options to purchase 250,000 shares of Common Stock vest immediately and the remaining options to purchase 750,000 shares of Common Stock vest in 250,000 increments beginning on January 1, 2000, and each year thereafter. Effective August 1, 2001, Mr. Thompson's annual salary was increased to $280,000. If Mr. Thompson is terminated without cause during the term of his employment agreement, his salary will continue for 12 months following termination so long as he does not compete with us. Upon termination without cause or in the event of a change of control, all options granted to Mr. Thompson in connection with his employment agreement will vest immediately. We maintained during 2001 a key person insurance policy on Mr. Thompson's life in the face amount of $2,000,000, for which we were the sole beneficiary of such policy, and we will seek to reinstate this policy during 2002.

Effective November 18, 1999, we entered into a three-year employment agreement with Mr. Randy Stratt to serve as a Senior Vice President and our General
Counsel. Mr. Stratt's starting annual salary was $165,000. Mr. Stratt also received a non-qualified option to purchase 160,000 shares of Common Stock at an exercise price equal to $1.0797 per share based upon a formula. Effective August 1, 2001, Mr. Stratt's annual salary was increased to $225,000. Also, upon his appointment as Chief Operating Officer effective February 5, 2002, Mr. Stratt received a non-plan, non-qualified option to purchase 450,000 shares of Common Stock of the Company exercisable for ten years at $0.12 per share. If Mr. Stratt is terminated without cause during the term of his employment agreement, his salary will continue for 12 months following termination so long as he does not compete with us. Upon termination without cause, all options granted to Mr. Stratt in connection with his employment agreement will vest immediately.

Effective October 18, 1999, we entered into a three-year employment agreement with Mr. Stanton C. Lawson to serve as our Senior Vice President of Finance. Mr. Lawson's starting annual salary was $180,000. Mr. Lawson also received a non-qualified option to purchase 180,000 shares of Common Stock at an exercise price equal to $1.0952 per share based upon a formula. Effective August 1, 2001, Mr. Lawson's annual salary was increased to $205,000. If Mr. Lawson is terminated without cause during the term of his employment agreement, he will receive a lump sum cash payment of 12 months' salary following termination so long as he does not compete with us. Upon termination without cause, all options granted to Mr. Lawson in connection with his employment agreement will vest immediately. Mr. Lawson resigned from the Company because of the Company's inability to pay ongoing salary obligations. Pursuant to his employment agreement, this termination was deemed termination without cause and was effective February 11, 2002.

Effective July 28, 1999, DBSI entered into a one-year employment agreement with Mr. Frederick R. Skillman, Jr., to serve as our Vice President, Operations. Under this employment agreement, Mr. Skillman's annual salary was established at $135,000. He also received $13,500 upon the execution of the agreement and an additional $13,500 in November 1999 as a bonus. Mr. Skillman also received a non-qualified option to purchase 150,000 shares of Common Stock at an exercise price equal to $0.7573 per share based upon a formula. Mr. Skillman's agreement was subsequently extended one year to July 28, 2001 and, effective August 1, 2001, extended two years to July 28, 2003 with an increase in annual salary to $165,000. If Mr. Skillman is terminated without cause during the term of his employment agreement, he will receive a lump sum cash payment of 12 months' salary following termination so long as he does not compete with us. Upon termination without cause, all options granted to Mr. Skillman in connection with his employment agreement will vest immediately. Mr. Skillman resigned from the Company because of the Company's inability to pay ongoing salary obligations. Pursuant to his employment agreement, this termination was deemed termination without cause and was effective April 1, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth certain information as of May 6, 2002, with respect to the beneficial ownership of our Common Stock for each director, all directors and officers of the Company as a group, and each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Common Stock.


              Name and Address of                          Beneficially and
               Beneficial Owner                            Record Owned (1)                   Percent of Class

Fred W. Thompson (2)                                         6,599,487 (3)                          19.1%


Randy Stratt (2)                                              956,250 (4)                           3.1%


Michael T. Schieber (2)                                       520,147 (5)                           1.7%


 Jerome W. Carlson(2)                                         387,207 (6)                           1.3%


Jessie J. Knight, Jr. (2)                                     256,960 (7)                             *


Roy T. Grant (2)                                              552,336 (8)                           1.8%

Michael J. Apatoff (2)                                      18,323,386 (9)                         41.5%

Officers and Directors as a Group                           27,595,773                             52.2%
(7 Persons)

Bradley N. Rotter                                            2,272,754                              7.5%
 1700 Montgomery Street #250
 San Francisco, CA 94111

Astoria Capital Partners, L.P.                               1,480,000                              5.0%
6600 Southwest 92nd St., Suite 370
Portland, Oregon  97223


* Less than 1%.

(1) The persons named in the table have sole voting or investment power with respect to all of the Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) The address for each of these persons is: c/o DBS Industries, Inc., 100 Shoreline Highway #190A, Mill Valley CA 94941.

(3)  Includes  (i)  31,593  shares of Common  Stock held by Mr.  Thompson;  (ii)

     174,558 shares of Common Stock held in Thompson 1996 Revocable Trust; (iii) 1,249,999 shares held by Mr. Thompson through an affiliated business entity; (iv) options to purchase 312,500 shares of Common Stock at $0.531 per share expiring January 1, 2006, 185,000 shares of Common Stock exercisable at $0.584 per share and expiring December 31, 2002, 1,000,000 shares of Common Stock exercisable at $1.3496 per share expiring September 1, 2009, 208,332 shares of Common Stock exercisable at $0.49 per share expiring February 6, 2011, and 937,505 shares of Common Stock exercisable at $0.77 per share expiring August 7, 2011; and (v) warrants to purchase 416,667 shares of Common Stock exercisable at $0.12 per share expiring July 4, 2002, warrants to purchase 416,667 shares of Common Stock exercisable at $0.12 per share expiring August 3, 2002, warrants to purchase 416,667 shares of Common Stock exercisable at $0.12 per share expiring September 4, 2002, warrants to purchase 416,666 shares of Common Stock exercisable at $0.12 per share expiring September 4, 2002, warrants to purchase 166,667 shares of Common Stock exercisable at $0.12 per share expiring September 4, 2002, warrants to purchase 249,999 shares of Common Stock exercisable at $0.12 per share expiring October 15, 2002, and warrants to purchase 416,667 shares of Common Stock exercisable at $0.12 per share expiring October 15, 2002.

(4) Includes (i) 15,000 shares of Common Stock held by Mr. Stratt; and (ii) options to purchase 160,000 shares of Common Stock exercisable at $1.0797 per share expiring October 18, 2009, 68,750 shares of Common Stock exercisable at $0.49 per share expiring February 6, 2011, 412,500 shares of Common Stock exercisable at $0.77 per share expiring August 7, 2011, and 300,000 shares of Common Stock exercisable at $0.12 per share expiring February 5, 2012.

(5) Includes (i) 220,000 shares of Common Stock held by Mr. Schieber jointly with spouse, Arlene Schieber, (ii) 10,005 shares of Common Stock held solely by Mr. Schieber, (iii) 4,075 shares of Common Stock held solely by Ms. Schieber, of which shares Mr. Schieber disclaims beneficial ownership,
     (iv) options to purchase 13,750, 12,534 and 37,500 shares of Common Stock all exercisable at $1.4375 per share which expire on February 15, 2005, February 15, 2006 and April 30, 2006, respectively, 22,500 shares of Common Stock exercisable at $2.1875 per share which expire on May 12, 2008, 10,000 shares of Common Stock exercisable at $0.7235 per share expiring September 1, 2009, 4,391 shares of Common Stock exercisable at $2.8625 per share expiring December 31, 2009, 10,000 shares of Common Stock exercisable at $1.1953 per share expiring May 22, 2010, 5,625 shares of Common Stock exercisable at $2.5875 per share expiring June 30, 2010, 7,591 shares of Common Stock exercisable at $1.5687 expiring December 31, 2010, 10,000 shares of Common Stock exercisable at $0.22 per share expiring June 5, 2011, 71,202 shares of Common Stock exercisable at $0.4156 per share expiring June 30, 2011, 30,974 shares of Common Stock exercisable at $0.46 per share expiring December 31, 2011; and (v) a warrant to purchase 50,000 shares of Common Stock exercisable at $0.25 per share expiring May 1, 2003.

(6) Includes (i) 85,000 shares of Common Stock held by Mr. Carlson, (ii) options to purchase 37,500 shares of Common Stock at $2.1875 per share which expire May 12, 2008, 4,391 shares of Common Stock exercisable at $2.8625 per share expiring December 31, 2009, 10,000 shares of Common Stock exercisable at $1.1953 per share expiring May 22, 2010, 6,137 shares of Common Stock exercisable at $2.5875 expiring June 30, 2010, 6,748 shares of Common Stock exercisable at $1.5687 per share expiring December 31, 2010, 10,000 shares of Common Stock exercisable at $0.22 per share expiring June 5, 2011, 73,840 shares of Common Stock exercisable at $0.4156 per share expiring June 30, 2011, 28,591 shares of Common Stock exercisable at $0.46 per share expiring December 31, 2011; and (iii) a warrant to purchase 125,000 shares of Common Stock exercisable at $0.45 per share expiring June 29, 2003.

(7) Includes (i) 53,191 shares of Common Stock held by Mr. Knight, (ii) options to purchase 37,500 shares of Common Stock exercisable at $5.50 per share which expire February 19, 2009, 12,500 shares of Common Stock exercisable at $2.8125 per share expiring August 25, 2009, 4,160 shares of Common Stock exercisable at $2.8625 expiring December 31, 2009, 10,000 shares of Common Stock exercisable at $0.7235 per share expiring September 1, 2009, 10,000 shares of Common Stock exercisable at $1.1953 per share expiring May 22, 2010, 4,347 shares of Common Stock exercisable at $2.5875 expiring June 30, 2010, 8,013 shares of Common Stock exercisable at $1.5687 per share expiring December 31, 2010, 10,000 shares of Common Stock exercisable at $0.22 per share expiring June 5, 2011, 68,565 shares of Common Stock exercisable at $0.4156 per share expiring June 30, 2011, 33,365 shares of Common Stock exercisable at $0.46 per share expiring December 31, 2011; and
     (iii) a warrant to purchase 5,319 shares of Common Stock exercisable at $0.47 per share expiring August 16, 2005.

(8) Includes (i) 60,767 shares of Common Stock held by Mr. Grant, and (ii) options to purchase 10,000 shares of Common Stock at $0.3897 per share expiring September 1, 2009, 3,236 shares of Common Stock exercisable at

     $2.8625 which expire December 31, 2009, 8,333 shares of Common Stock exercisable at $0.7235 per share expiring September 1, 2009, 10,000 shares of Common Stock exercisable at $1.1953 per share expiring December 31, 2010, 10,000 shares of Common Stock exercisable at $0.22 per share expiring June 5, 2011, and 450,000 shares of Common Stock exercisable at $0.12 per share expiring March 1, 2012.

(9) Includes (i) 3,678,371 shares of Common Stock held by Mr. Apatoff, and (ii) options to purchase 36,250 shares of Common Stock at $0.70 per share expiring January 18, 2005, 25,000 shares of Common Stock exercisable at $0.60 per share expiring July 27, 2005, 50,000 shares of Common Stock exercisable at $0.62 per share expiring September 9, 2005, 53,191 shares of Common Stock exercisable at $0.47 per share expiring August 16, 2005, 50,000 shares of Common Stock exercisable at $0.50 per share expiring August 20, 2005, 250,000 shares of Common Stock exercisable at $0.50 per share expiring August 20, 2005, 17,241 shares of Common Stock exercisable at $0.29 per share expiring November 19, 2005, 1,100,000 shares of Common Stock at $0.10 per share expiring May 15, 2002, 1,100,000 shares of Common Stock exercisable at $0.10 per share expiring June 15, 2002, 1,100,000 shares of Common Stock exercisable at $0.10 per share expiring July 15,
     2002, 1,150,000 shares of Common Stock exercisable at $0.10 per share expiring August 15, 2002, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring September 15, 2002, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring October 15, 2002, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring November 15, 2002, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring December 15, 2002, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring January 15, 2003, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring February 15, 2003, 1,100,000 shares of Common Stock exercisable at $0.10 per share expiring September 7, 2002, 50,000 shares of Common Stock exercisable at $0.10 per share expiring September 25, 2002, 1,050,000 shares of Common Stock exercisable at $0.10 per share expiring October 15, 2002, and 13,333 shares of Common Stock exercisable at $0.10 per share expiring February 5, 2012.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise noted below, during 2000 and 2001, the Company has not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to the knowledge of the Company any director or executive officer, nominee, five percent beneficial security holder, or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

During fiscal year 2001, several of our executives deferred receipt of their salaries due. This includes our president, Fred W. Thompson ($95,834), our Chief Operating Officer & General Counsel, Randy Stratt ($80,000), former Chief Financial Officer Stanton C. Lawson ($70,417), and former Vice President of Operations Frederick R. Skillman, Jr. ($57,500).

In June 2001, the Company received a six-month loan from Jerome W. Carlson, a director of the Company in the amount of $25,000. In consideration for the loan, the Company will pay interest at the rate of 6.5% per annum and has issued a warrant to the director to purchase a total of 125,000 shares of restricted Common Stock exercisable at $0.45 per share.

In May 2001, the Company received a six-month loan from Michael T. Schieber, a director of the Company, and certain affiliates of Mr. Schieber in the amount of $30,000. In consideration for the loan, the Company will pay interest at the rate of 6.5% per annum and has issued warrants to the director to purchase a total of 50,000 shares of restricted Common Stock exercisable at $0.25 per share.

In November 2001, the Company received a loan from Michael J. Apatoff, a director of the Company, in the amount of $50,000 at no interest.

During fiscal year 2000, several of our executives deferred receipt of their salaries due. This includes our President, Fred W. Thompson ($125,000), our Chief Operating Officer & General Counsel, Randy Stratt ($41,250), former Chief Financial Officer, Stanton C. Lawson ($45,000), and former Vice President of Operations, Frederick R. Skillman, Jr. ($33,750).

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

The following Financial Statements pertaining to the Company are filed as part of this report:

Report of Independent Accountants                                       61

Consolidated Balance Sheets                                             62

Consolidated Statements of Operations                                   63

Consolidated Statements of Stockholders' Equity                         64

Consolidated Statements of Cash Flows                                   76

Notes to Consolidated Financial Statements                              77

Exhibits

     (2.1)Plan and Agreement of Reorganization, dated September 30, 1992, entered into with DBS Industries, Inc., Network, Inc, and certain of its shareholders which was previously filed in, and is hereby incorporated by reference to, the Company's Current Report on Form 8-K, date of report, December 2, 1991.(1)

     (3.0) Restated Certificate of Incorporation, effective May 28, 1997.(1)

     (3.1) Bylaws, effective February 19, 1999.(1)

     (3.2)Certificate of Amendment of Certificate  of  Incorporation,  effective
          April 28, 1999.(1)

     (3.3)Certificate  of  Designations,   creating  the  Series  A  Convertible
          Preferred Stock effective January 25, 2000.(8)

     (3.4)Certificate  of  Designations,   creating  the  Series  B  Convertible
          Preferred Stock effective September 25, 2000. (10)

     (3.5)Certificate of Correction to Certificate of  Designations  of Series B
          Convertible Preferred Stock, effective October 10, 2000. (11)

     (3.6)Certificate of Amendment to the  Certificate of Designations of Series
          A Convertible  Preferred  Stock  effective  March 6, 2001.  (11)

     (3.7)Certificate of Amendment to the Articles of Incorporation of E-SAT, Inc. dated December 29, 2000. (11)

     (3.8)Certificate of Amendment of Certificate  of  Incorporation,  effective
          September 4, 2001. (15)

     (4.1)Form of Unit Warrant Agreement, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form S-18, No. 33-31868-D, effective May 11, 1990.(1)

     (4.2) Specimen Stock Certificate.(1)

     (4.3) Form of Warrant issued to SJ Capital.(8)

     (10.6)1993 Incentive Stock Option Plan for DBS Industries, Inc.(1)

     (10.7)1993 Non-Qualified  Stock Option Plan for Non-Employee  Directors of
           DBS Industries, Inc.(1)

     (10.8)1993  Non-Qualified  Stock  Option  Plan  for  Consultants  of  DBS
           Industries, Inc.(1)

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

     (10.30) DBS Industries,  Inc., $640,000 Three-Year  Convertible  Debenture,
          Series C. due December 31, 1999.(1)

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

     (10.41) Employment  Agreement  between Gregory T. Leger and DBS Industries,
          Inc. dated March 1, 1998.(3)

     (10.42) Unit Purchase Agreement with Michael Associates.(4)

     (10.43) Unit Purchase  Agreement with Lodestone  Capital Fund LLC, Fourteen
          Hill Capital, LP, High Peak Limited and Michael Fitzsimmons.(3)

     (10.44) Launch Services  Agreement with Eurockot Launch Services GmbH dated
          March 31, 1999.(4) (Redacted per Confidential Treatment Request)

     (10.45) Satellite  Construction  Agreement with Surrey Satellite Technology
          Limited dated March 31, 1999.(4) (Redacted per Confidential Treatment Request)

     (10.46) Amendment to Employment  Agreement between Fred W. Thompson and DBS
          Industries, Inc. dated September 1, 1999.(6)

     (10.47) Amendment to Employment  Agreement between Gregory T. Leger and DBS
          Industries, Inc., dated September 1, 1999.(6)

     (10.48) Employment  Agreement between  Frederick R. Skillman,  Jr., and DBS
          Industries, Inc., dated July 28, 1999.(6)

     (10.49) Amendment to Employment  Agreement  between  Frederick R. Skillman,
          Jr., and DBS Industries, Inc. dated September 1, 1999.(6)

     (10.50) Employment Agreement between H. Tate Holt and DBS Industries,  Inc.
          dated June 1, 1999. (6)

     (10.51) Employment  Agreement between Stanton C. Lawson and DBS Industries,
          Inc. dated October 18, 1999. (6)

     (10.52) Employment Agreement between Randy Stratt and DBS Industries,  Inc.
          dated November 8, 1999. (6)

     (10.53)  Prime  Contract  for  E-SAT  Communications   System  between  DBS
          Industries, Inc. and Alcatel Space Industries dated October 8, 1999, and as amended on December 22, 1999. (6) (Redacted per Confidential Treatment Request)

     (10.54) Share Purchase  Agreement  between EchoStar DBS Corporation and DBS
          Industries, Inc. dated July 30, 1999. (6) (Redacted per Confidential Treatment Request)

     (10.55) 2000 Stock Option Plan. (7)

     (10.56) Common  Stock  Purchase  Agreement  between  Torneaux  Ltd. and DBS
          Industries, Inc. dated June 2, 2000. (8)

     (10.57) Amendment to Common Stock purchase  Agreement between Torneaux Ltd.
          and DBS Industries, Inc. dated June 30, 2000. (10)

     (10.58)  Stock  Purchase   Agreement   between   Courtney  Benham  and  DBS
          Industries, Inc. dated June 2, 2000. (11)

     (10.59) Stock Purchase Agreement between Codera Wine Group Pension Plan and
          DBS Industries, Inc. dated June 2, 2000. (11)

     (10.60) Stock Purchase Agreement between Patrick Watt House Living Trust and DBS Industries, Inc. dated June 2, 2000. (11)

     (10.61)  Stock  Purchase   Agreement   between  Barbara  J.  Drew  and  DBS
          Industries, Inc. dated July 25, 2000. (11)

     (10.62) Registration  Rights Agreement between EchoStar DBS Corporation and
          DBS Industries, Inc. dated December 29, 2000. (12)

     (10.63)  Voting   Agreement   between  EchoStar  DBS  Corporation  and  DBS
          Industries, Inc. dated December 29, 2000. (12)

     (10.64)  Operator-to-Operator  Agreement  between Iridium Satellite LLC and
          DBS Industries dated May 24, 2001. (13)

     (10.65) Amendment to Series B Preferred  Stockholder  Agreement  dated June
          26, 2001. (13)

     (10.66) 1999 Employee Stock Purchase Plan (5)

     (10.67) Securities Purchase Agreement between Azure Capital Holdings LLC and DBS Industries dated August 31, 2001. (14)

     (10.68) 6% Convertible Debenture between Azure Capital Holdings LLC and DBS
          Industries dated August 31, 2001. (14)

     (10.69) Series B Convertible  Preferred  Stock Purchase  Agreement  between
          Magellan   International   Ltd.,  Aspen  International  Ltd.  and  DBS
          Industries dated October 6, 2000. (15)

     (10.70) Demand Reserves  Provider  Agreement  between  California  Consumer
          Power and Conservation  Financing  Authority and DBS Industries,  Inc.
          (16)

     (21.1) List of Subsidiaries of DBS Industries, Inc.

     (23.1) Consent of Leslie Taylor Associates.

     (23.2) Consent of PricewaterhouseCoopers, LLP

     (1) Previously filed in, and incorporated by reference to, Form 10-KSB for Fiscal Years July 31, 1993, July 31, 1994, July 31, 1995 and December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, and
          December 31, 1999 or Form 8-K where indicated.
     (2) Previously filed with Registration Statement on Form SB-2 filed on September 16, 1998.
     (3) Previously filed with Registration Statement on Form SB-2 filed on November 30, 1998.
     (4) Previously filed with Registration Statement on Form SB-2 filed on May 3, 1999.
     (5) Previously filed in the Proxy Statement on Schedule 14A filed on May 4, 1999.
     (6) Previously filed in the Form 10-KSB for the Fiscal Year ended December 31, 1999.
     (7) Previously filed in the Proxy Statement on Schedule 14A filed on April 11, 2000.
     (8)  Previously  filed  in the  Form  8-K  filed  on  June  15,  2000.
     (9) Previously filed with Registration Statement on Form SB-2 filed on August 11, 2000.
     (10) Previously filed with Form 10-Q for period ended June 30, 2000.
     (11) Previously filed with Form 10-Q for period ended September 30, 2000.
     (12) Previously filed with Form 10-KSB for the Fiscal Year ended December 31, 2000.
     (13) Previously filed with Form 10-Q for period ended June 30, 2001.
     (14) Previously filed with Form 10-Q for period ended September 30, 2001.
     (15) Previously filed with Registration Statement on Form SB-2 filed on January 11, 2002.
     (16) Incorporated by reference to Form 8-K filed with the Commission on May 30, 2002.

Reports on Form 8-K

None.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


DBS INDUSTRIES, INC.                            Dated:   May 19, 2002

By: /S/ FRED W. THOMPSON
---------------------------------
      Fred W. Thompson
           President

In accordance with the Securities Exchange Act of 1934, this Annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /S/ FRED W. THOMPSON                                 May 19, 2002
--------------------------------
       Fred W. Thompson
President, Chairman, Principal Officer
   & Principal Financial Officer

   /S/ MICHAEL T. SCHIEBER                              May 19, 2002
--------------------------------
       Michael T. Schieber
            Director

   /S/ JEROME W. CARLSON                                May 19, 2002
--------------------------------
       Jerome W. Carlson
           Director

   /S/ MICHAEL J. APATOFF                               May 19, 2002
--------------------------------
       Michael J. Apatoff
           Director

   /S/ JESSIE J. KNIGHT, JR.                            May 19, 2002
--------------------------------
       Jessie J. Knight, Jr.
            Director

   /S/ RANDY STRATT                                     May 19, 2002
--------------------------------
       Randy Stratt
Director, Chief Operating Officer, Secretary

   /S/ ROY T. GRANT                                     May 19, 2002
----------------------------
       Roy T. Grant
         Director

To the Board of Directors and Stockholders of DBS Industries, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of DBS Industries, Inc. and Subsidiaries (a development stage company) as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years ended December 31, 2001 and for the period from April 25, 1990 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operating activities since inception and will require additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PricewaterhouseCoopers LLP


San Francisco, California
May 24, 2002

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

The accompanying notes are an integral part of these consolidated financial statements.
-

                                                                                         December 31,
                                                                                -----------------------------
                                                                                    2001              2000

                                                     Assets
Current assets
  Cash and cash equivalents                                                     $  20,494         $ 389,319
  Prepaid and other current assets                                                 51,981            57,378
                                                                               -----------       -----------
    Total current assets                                                           72,475           446,697
                                                                               -----------       -----------
Furniture and equipment, net                                                       27,999            32,393
Licensed and Satellite Construction Costs                                      14,623,873        14,598,995
                                                                               -----------       -----------
    Total other assets                                                         14,651,872        14,631,388
                                                                               -----------       -----------
      Total assets                                                           $ 14,724,347      $ 15,078,085
                                                                               -----------       -----------

                 Liabilities, Mandatorily Redeemable Preferred Stock, and Stockholders' Equity
Current liabilities
  Accounts payable                                                             $2,253,859        $1,482,476
  Customer advances                                                               400,000           400,000
  Accrued compensation                                                            563,710           601,132
  Related party loans                                                             105,000                 -
  Warrants                                                                        342,956                 -
  Other liabilities                                                                94,825           179,410
                                                                                -----------       -----------
    Total current liabilities                                                   3,760,350         2,663,018
                                                                                -----------       -----------
Non-current liabilities:
  Convertible debentures                                                          167,429                 -
                                                                                -----------       -----------
    Total liabilities                                                           3,927,779         2,663,018
                                                                                -----------       -----------
Series B mandatorily redeemable convertible
  preferred stock, $0.0004 par value; 550 shares
  authorized; 320 shares and 440 shares issued and outstanding at December 31, 2001 and December 31, 2000
  respectively (liquidation preference $447,587 as of
  December 31, 2001)                                                              447,587           347,971
                                                                                 -----------       -----------
Stockholders' equity:

Series A convertible preferred stock, $0.0004 par value; 35,897 shares authorized; 25,899 issued and outstanding at
  December 31, 2001 and 2000 (liquidation
  preference $ 625,059 as of December 31, 2001)                                        10                11
Common stock, $0.0004 par value; 100,000,000 shares authorized;
  24,734,420 and 15,601,143 issued and outstanding at
  December 31, 2001 and 2000, respectively                                          9,913             6,260
Capital in excess of par value                                                 30,776,417        29,126,919
Warrants                                                                        3,688,432         2,989,698
Deferred stock-based compensation                                                       -          (450,129)
Deficit accumulated during the development stage                              (24,125,791)      (19,605,664)
                                                                               -----------       -----------
    Total stockholders' equity                                                 10,348,982        12,067,095
                                                                               -----------       -----------
      Total liabilities, mandatorily redeemable preferred stock,
        and stockholders' equity                                             $ 14,724,347      $ 15,078,085

                                                                               -----------       -----------

The accompanying notes are an integral part of these consolitdated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

                                                                                                             April 25, 1990
                                                                                                             (Inception) to
                                                                            December 31,                       December 31,
                                                      -----------------------------------------------------
                                                               2001            2000              1999              2001
                                                     ------------------------------------------------------  ------------------
Revenue                                                  $          -     $         -        $         -     $   161,420

Cost and operating expenses
    Cost of revenue                                                 -               -                  -          127,580
    Marketing and sales                                       186,043       1,721,725            922,623        2,830,391
    General and administrative                              2,990,808       4,037,509          4,059,310       19,749,316
    Research and development                                1,599,820         736,775          1,045,296        6,348,609
                                                          ------------    ------------       ------------    ------------
                                                            4,776,671       6,496,009          6,027,229       29,055,896
                                                          ------------    ------------       ------------    ------------
      Loss from operations                                 (4,776,671)     (6,496,009)        (6,027,229)     (28,894,476)
                                                          ------------    ------------       ------------    ------------
Other income (expense)
    Interest, net                                            (125,629)        (59,940)           113,336         (781,692)
    Equity in loss of investees, net                                -               -                  -         (512,920)
    Gain on sale of investments                                     -               -                  -        5,829,218
    Other, net                                                383,773               -                  -          327,139
                                                          ------------    ------------       ------------    ------------
                                                              258,144         (59,940)           113,336        4,861,745
                                                          ------------    ------------       ------------    ------------
Loss before provision for income taxes
    and minority interest                                  (4,518,527)     (6,555,949)        (5,913,893)     (24,034,331)
Minority interest in income of consolidated
    subsidiaries                                                    -               -                  -            8,575
Provision for income taxes                                     (1,600)         (1,600)            (1,600)        (100,035)
                                                          ------------    ------------       ------------    ------------

        Net loss                                         $ (4,520,127)   $ (6,557,549)     $  (5,915,493)    $(24,125,791)
                                                          ------------    ------------       ------------    ------------
Preferred Stock dividends associated with
    late registration penalties, issued warrants,
    and accretions                                           (365,200)        (42,020)                 -
                                                          ------------    ------------       ------------
      Net loss attributable
       to Common Stockholders                             $(4,885,327)    $(6,599,569)      $ (5,915,493)
                                                          ------------    ------------       ------------

Basic and diluted net loss per share                      $     (0.23)    $     (0.44)      $      (0.45)
                                                          ------------    ------------       ------------
Weighted average number of shares of common
    stock, basic and diluted                               21,088,762      14,832,155         13,088,723
                                                          ------------    ------------       ------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                                                   Accumulated
                        ---------------   -------------   Capital in                        Deferred     During the       Total
                                    Par             Par   Excess of             Notes      Stock-Based   Development   Stockholders'
                        Shares    Value   Shares  Value   Par Value  Warrants Receivable  Compensation     Stage          Equity

Balance at December
 31, 1990, of DBSN
 as restated pursuant
 to the merger on
 December 2, 1992                      301,000      120     46,375                                       (219,990)      (173,495)

Issuance of common
 stock for
 professional
 services at $1.01
 to $2.14 per share                    520,000      208     47,542                                                        47,750

Issuance of common
 stock for cash  at
 $.01 to $1.00 per
 share                                 244,500       98    124,507                                                       124,605

Stock issue costs
 for the twelve months
  ended December 31,
  1991                                                     (15,774)                                                      (15,774)

Net loss for the
 twelve months ended
 December 31, 1991                                               -                                       (115,339)      (115,339)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1991                    1,065,500      426    202,650          -        -           -       (335,329)      (132,253)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common
 stock for cash
 at $.01 to $1.00
 - per share                         1,317,290      527    538,998                                                       539,525

Issuance of common
 stock for
 professional services
 at $.01 to $.10
 - per share                           214,240       86     12,338                                                        12,424

Issuance of common
 stock in payment
 of stockholder loans:
 June 1992 at $.01
 per share                             230,000       92      2,208                                                         2,300

Net loss for the
 seven months ended
 July 31, 1992                                                                                            (90,750)       (90,750)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 July 31, 1992                       2,827,030    1,131     56,194         -         -           -       (426,079)       331,246
------------------------------------------------------------------------------------------------------------------------------------
Shares of Fi-Tek
 IV, Inc.from
 August 3, 1989
 (inception)through
 December 2, 1992                      817,540      327    155,450                                                       155,777

Issuance of common
 stock for cash
 at $.01 to $3.20
 per share                           1,313,926      527    998,088                                                       998,615

Issuance of common
 stock for interest
 at $5.00 per share                     10,000        4      4,996                                                         5,000

Issuance of common
 stock for JPS
 common stock on
 September 11,
 1992 at $.80 per share                61,447        24     49,134                                                        49,158


DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                                                   Accumulated
                        ---------------   -------------   Capital in                        Deferred     During the       Total
                                    Par             Par   Excess of             Notes      Stock-Based   Development   Stockholders'
                        Shares    Value   Shares  Value   Par Value  Warrants Receivable  Compensation     Stage          Equity
Issuance of common
 stock for professional
 services on September 11,
 1992 at $.10 per share                 6,679        3          665                                                          668

Issuance of common
 stock in exchange
 for DBSC common on
 October 9,1992,
 at $2.00 per share                     6,375        2       12,748                                                       12,750

Redemption of 97,450
 common stock warrants
 on October 2, 1992,
 at $8.00 per share                                         (19,490)                                                     (19,490)

Issuance of common
 stock December 2,
 1992, at closing of
 acquisition of DBSN
 as a finder's
 fee at $.0004 per share               25,000       10            -                                                           10

Issuance of common
 stock for Axion
 common stock during
 March 1993 at
 $1.60 per share                       50,000       20       79,980                                                       80,000

Issuance of common
 stock for DBSC
 common stock on
 July 2, 1993,
 at $1.60 per share                   133,306       53      213,238                                                      213,291

Stock issue costs
 for the period
 from August 1,
 1992 through
 July 31, 1993                                               (6,374)                                                      (6,374)

Net loss for the
 twelve months
 ended July 31, 1993                                       (755,040)                                                    (755,040)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 July 31, 1993                     5,251,303     2,101    2,244,629       -          -           -        (1,181,119)  1,065,611
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                                                   Accumulated
                        ---------------   -------------   Capital in                        Deferred     During the       Total
                                    Par             Par   Excess of             Notes      Stock-Based   Development   Stockholders'
                      Shares    Value   Shares     Value   Par Value  Warrants Receivable  Compensation     Stage          Equity
------------------------------------------------------------------------------------------------------------------------------------
July 31, 1993               -       -   5,251,303  2,101   2,244,629         -         -             -    (1,181,119)    1,065,611
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common
 stock for cash at
 $4.00 per share
 (August 1993
  through April
  1994)                                   102,256     41     411,943                                                      411,984
Stock issued in
 exchange for 46%
 of JPS stock on
 November 19,
 1993                                       3,379      1      10,137                                                       10,138

Stock issued for
 professional
 services: January
 28, 1994, at $3.60
 per share                                  5,331      2      19,188                                                       19,190
 July 29, 1994,
 at $2.00 per share                         3,833      2       7,663                                                        7,665

Stock issued due
 to exercise of
 warrants, at $2.00
 per share (March
 and April 1994)                            2,500      1       4,999                                                        5,000

Stock issued for
 interest on July
 31, 1994, at $2.00
 per share                                  1,000              2,000                                                        2,000

Purchase of shares
 of common stock
 on January 28, 1994,
 at $3.20 per share                        (1,563)            (5,000)                                                      (5,000)

Reacquisition of
 common stock
 pursuant to
 sale of investment
 in Axion in May
 1994, at $1.60
 per share                                (50,000)           (80,000)                                                     (80,000)

Net loss for
 the twelve months
 ended July 31, 1994                                                                                         (26,909)     (26,909)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1994                5,318,039   2,148  2,615,559        -           -            -    (1,208,028)   1,409,679
-----------------------------------------------------------------------------------------------------------------------------------

Stock issued
 for services:
 November 30,
  1994, at $1.88
  per share                               10,000        4     18,796                                                       18,800
 May 15, 1995,
  at $2.00 per share                      10,724        4     21,443                                                       21,447
 July 15, 1995, at
  $1.60 per share                         11,373        5     18,192                                                       18,197

Net loss for the
 twelve months ended
 July 31, 1995                                                                                            (1,284,558)  (1,284,558)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1995               5,350,136    2,161  2,673,990        -           -           -     (2,492,586)     183,565
------------------------------------------------------------------------------------------------------------------------------------

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                                                   Accumulated
                        ---------------   -------------   Capital in                        Deferred     During the       Total
                                    Par             Par   Excess of             Notes      Stock-Based   Development   Stockholders'
                      Shares    Value   Shares     Value   Par Value  Warrants Receivable  Compensation     Stage          Equity


Issuance of common
 stock for 1% JPS
 common stock on
 September 21,
 1995 at $1.20 per
 share                                    9,450         4     11,336                                                     11,340

Issuance of common
 stock for 20%
 Seimac Limited
 common stock on
 December 13, 1995
 at $4.00 per share                     165,519        66    662,010                                                    662,076

Issuance of common
 stock for professional
 services at $5.60
 per share                                2,934         1     16,427                                                     16,428

Net loss for the
 twelve months ended
 December 31, 1995                                                                                            (662,877) (662,877)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995          5,528,039     2,232  3,363,763        -           -           -       (3,155,463)  210,532
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                                                   Accumulated
                        ---------------   -------------    Capital in                        Deferred     During the       Total
                                   Par             Par     Excess of             Notes      Stock-Based   Development  Stockholders'
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
------------------------------------------------------------------------------------------------------------------------------------

Warrants issued on
 January 13, 1996,
 to purchase 75,000
 shares of common
 stock for services
 rendered at an
 exercise price of
 $7.30 per share                                                        112,500                                           112,500

Issuance of common
 stock for cash
 January 15, 1996,
 at $4.00 per
 share, less
 noncash issuance
 cost of $63,900                          200,000     80     736,020                                                      736,100
 February 15, 1996,
 at $5.20 per share,
 less noncash
 issuance cost
 of $19,999                                38,462     15     179,988                                                      180,003

Stock issued for services
 January 1 - June
 30, 1996, at $3.75
  per share                                22,743      9      85,277                                                       85,286
 August 15, 1996, at $4.80
  per share                                 6,018      2      28,884                                                       28,886
 September 21, 1996,
  at $5.60 per share                        4,821      2      26,996                                                       26,998
 July 1 - December 31, 1996,
  at $2.00 per share                        7,605      3      15,207                                                       15,210
 Placement fee associated
  with January 15 and February
  15, 1996, issuances settled
  through issuance
  of common stock                          19,821      8      83,891                                                       83,899

Net loss for the twelve months
 ended December 31, 1996                                                                                  (3,752,583)  (3,752,583)

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996            5,827,509  2,351   4,520,026     112,500       -           -      (6,908,046)  (2,273,169)
------------------------------------------------------------------------------------------------------------------------------------

Stock issued for services
 January 31, 1997, at $1.69
  per share                                 5,088      2       8,586                                                        8,588
 February 14, 1997, at $1.75
  per share                                 4,701      2       8,225                                                        8,227
 February 28, 1997, at $2.00
  per share                                 7,918      3      15,834                                                       15,837
 March 31, 1997, at $1.63
  per share                                   302      -         491                                                          491
 April 10, 1997, at $2.00
  per share                                 7,500      3      14,997                                                       15,000
 April 30, 1997, at $1.50
  per share                                   332      -         498                                                          498
 June 30, 1997, at $1.13
  per share                                14,578      6      16,394                                                       16,400
 July 9, 1997, at $0.75
  per share                                15,000      6      11,244                                                       11,250

Net income for the twelve
 months ended December 31, 1997                                                                              3,068,917  3,068,917

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997            5,882,928  2,373   4,596,295    112,500        -           -        (3,839,129)   872,039
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                                                   Accumulated
                        ---------------   -------------    Capital in                        Deferred     During the       Total
                                   Par             Par     Excess of             Notes      Stock-Based   Development  Stockholders'
                       Shares    Value   Shares   Value   Par Value  Warrants Receivable  Compensation     Stage          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1997         -        -   5,882,928  2,373  4,596,295     112,500         -            -    (3,839,129)     872,039
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for
 cash, on April 16, 1998,
 at $2.00 per share                       102,000     41    203,959                                                       204,000

Common stock issued upon
 exercise of options, on
 June 11, 1998, at $1.44
 per share                                 12,500      5     17,964                                                        17,969

Common stock issued
 (voided) in connection
 with services rendered
 February 12, 1998, at
  $0.53 per share                          26,209     10     13,906                                                        13,916
 April 1, 1998, at $3.25
  per share                                10,000      4     32,496                                                        32,500
 May 14, 1998, at $3.75
  per share                                13,646      6     51,168                                                        51,174
 May 14, 1998, at $3.75
  per share                               (22,743)    (9)   (85,277)                                                      (85,286)

Common stock issued
 for cash in August and
 September 1998 at $2.00
 per share net of issuance
 costs of $485,826                      2,800,000  1,120  5,113,054                                                     5,114,174

Common stock issued upon
 exercise of options at $0.53
 per share                                 17,202      6      9,128                                                         9,134

Fair value of Common Stock
 warrants committed to
 representing stock
 issuance costs                                            (973,000)    973,000                                                 -

Fair value of options
 granted in connection
 with services rendered                                     159,000                                                       159,000

Common stock issued for
 exercise of options $0.60
 per share 10/1/98                         37,500     15     22,485                                                        22,500

Common stock returned to
 investees at $2.00 per share
 in October 1998                         (400,000)  (160)  (799,840)                                                     (800,000)

Common stock issued upon
 exercise of options $0.531 per
 share in October 1998                     94,375     38     50,075                                                        50,113

Common stock issued
 representing stock issuance
 costs                                      7,500      3     14,997                                                        15,000

Net loss for the year
 ended December 31, 1998                                                                                  (3,293,493)  (3,293,493)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998            8,581,117  3,452  8,426,410   1,085,500          -            -   (7,132,622)   2,382,740
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                                                   Accumulated
                        ---------------   -------------    Capital in                        Deferred     During the       Total
                                   Par             Par     Excess of             Notes      Stock-Based   Development  Stockholders'
                        Shares    Value   Shares   Value   Par Value  Warrants Receivable  Compensation     Stage          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1998        -        -   8,581,117  3,452    8,426,410   1,085,500        -            -     (7,132,622)   2,382,740
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued
 for cash February
 1999 at $2.50, net of
 issuance costs of
 $2,104                                   50,000     20     122,876                                                        122,896

February 1999 at $3.00,
 net of issuance
 costs of $25,246                        500,000    200   1,474,554                                                      1,474,754
 April 1999 at $3.00
 per share                             1,666,667    667   4,999,333                                                      5,000,000

Common stock issued
 upon exercise of options
January, March, August,
 and December 1999 at
 $0.53 per share                         195,227     78     103,557                                                        103,635
February 1999 at $0.58                    12,625      5       7,368                                                          7,373
January and February
 1999 at $0.60                            26,667     11      15,990                                                         16,001
February 1999 at $1.44                    37,500     15      53,891                                                         53,906
February and March 1999
 at $1.45                                200,000     80     289,920                                                        290,000
January, February, and
 March 1999 at $1.50                     195,084     78     292,548                                                        292,626
January 1999 at $2.80                      8,125      3      22,747                                                         22,750
Common stock issued upon
 exercise of warrants
January 1999 at $0.50
 per share                               200,000     80      99,920                                                        100,000
January 1999 at $1.44
 per share                                11,080      4      15,923                                                         15,927
January and February 1999
 at $1.50 per share                       64,380     26     183,251     (86,707)                                            96,570
March 1999 at $2.00
 per share                                 7,500      2      24,673      (9,675)                                            15,000
February and March 1999 at
 $2.10 per share                          33,700     13     111,534     (40,777)                                            70,770
January - March 1999 at
 $3.00 per share, net of
 issuance costs of
 $123,805                              2,452,000    983   7,239,689      (8,475)                                         7,232,197
March 1999 at $3.50
 per share net of issuance
 costs of $3,344                          50,000     20     172,035                                                        172,055

Expiration of warrants                                       15,730     (15,730)
Deferred stock compensation                               2,490,337                          (2,490,337)                         -
Options issued in connection
 with services rendered                                     751,497                                                        751,497
Amortization of deferred
 stock compensation                                                                             957,755                    957,755
Warrants issued in connection
 with services rendered in
 November and December 1999                                              22,800                                             22,800
Issuance of common stock in
 connection with
Litigation settlement in March
 1999 at $5.00 per share                  63,239     25     324,391                                                        324,416
Fair value of Common Stock
 warrants committed to
 representing deferred stock
 issuance costs                                                         673,500                                            673,500
in December 1999                                                                                                                 -
Warrant issued in connection
  with stock issuance costs                                (270,000)    270,000                                                  -
Note Receivable from Stockholder                                                 (60,000)                                  (60,000)
Retirement of Treasury Stock                                                                                                     -
Net loss for the year ended
 December 31, 1999                                                                                          (5,915,493) (5,915,493)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999          14,354,911  5,762  26,968,174   1,890,436  (60,000)    (1,532,582)   (13,048,115) 14,223,675
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity



                                                                                                          Deficit
                        Preferred Stock   Common Stock                          Notes                    Accumulated
                        ---------------   -------------    Capital in         Receivable    Deferred     During the       Total
                                   Par             Par     Excess of             from      Stock-Based   Development  Stockholders'
                        Shares    Value   Shares   Value   Par Value  Warrants Stockholder Compensation     Stage          Equity
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
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued
 for cash
 January 2000 under
 Employee Stock
 Purchase Plan                                 490                900                                                           900
  at $1.83
 July 2000 under
  Employee Stock
  Option Plan at $1.43                       6,961      3       9,951                                                         9,954
 June 2000 at $1.00                        166,298     67     166,231                                                       166,298
 July 2000 at $.75                         133,333     53      99,946                                                       100,000
 September 2000
  at $.9863                                 84,490     34      83,299                                                        83,333
 October 2000 at
  $.8805                                    63,092     25      55,531                                                        55,556

Common stock issued
 upon exercise of options
  February 2000 at
    $2.1875                                 15,000      6      32,807                                                        32,813
  March 2000 at $.531                       15,000      6       7,959                                                         7,965
  March 2000 at $1.45                       50,000     20      72,480                                                        72,500
  March 2000 at $1.50                       10,000      4      14,996                                                        15,000
  April 2000 at $.5840                       5,500      2       3,210                                                         3,212
  June 2000 at $.60                         37,500     15      22,485                                                        22,500
  June and August
   2000 at $.7235                           10,000      4       7,231                                                         7,235
  December 2000 at $.584                     1,375      1         802                                                           803

Cash received for common
 stock to be issued                                           600,000                                                       600,000

Common stock issued upon
 exercise of warrants
    March 2000 at $1.50                      2,495      1       5,001                                                         5,002
    September 2000 at $.70                 125,000     50      87,450                                                        87,500
Common stock issued in
 connection with services
 rendered January 2000 at
  $2.2937                                    4,687      2      10,748                                                        10,750
  June 2000 at $1.50                        66,667     26      99,974                                                       100,000
  September 2000 at $1.25                  200,000     80     249,920                                                       250,000
  December 2000 at $0.5625                  65,569     26      36,856                                                        36,883
   July 2000 at $2.5875                      3,672      1       9,500                                                         9,501

Series A Preferred
 Shares issued
  January - July 2000
  at $30.00              35,897   14                        1,076,896                                                     1,076,910

Series B Preferred
  Shares issued in
  October, 2000 as
  Stock Issuance Costs                                         40,000                                                        40,000

Preferred B Warrants                                                      78,044                                             78,044

Dividends to Preferred
 B Stockholders                                               (26,016)                                                     (26,016)

Stock issuance costs -
 January to December 2000                                    (636,576)                                                    (636,576)

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                          Notes                    Accumulated
                        ---------------   -------------    Capital in         Receivable    Deferred     During the       Total
                                   Par             Par     Excess of             from      Stock-Based   Development  Stockholders'
                        Shares    Value   Shares   Value   Par Value  Warrants Stockholder Compensation     Stage          Equity

Series A Preferred
 Shares converted
 September 2000 at
  $1.6812             (1,666)   (1)      29,728     12         (11)                                                                -
Series A Preferred
 Shares converted
 October 2000 at
 $1.6812              (1,666)   (1)      29,728     12         (11)                                                                -
Series A Preferred
 Shares converted
 November 2000 at
 $1.70                (3,333)   (1)      58,817     24         (22)                                                                -
Series A Preferred
 Shares converted
 November 2000 at
 $1.6438              (3,333)   (1)      60,830     24         (23)                                                                -

Options and Warrants
 issued in connection
 with  services
 rendered                                                   30,828      693,919                                             724,747
Warrants issued in
 connection with
 stock issuance                                                                                                                   -
 costs                                                                  327,299                                             327,299

Amortization of
 deferred stock
 compensation                                                                                  1,078,856                  1,078,856

Cancellation of
 deferred stock
 compensation                                               (3,597)                                3,597

Repayment of Note
 Receivable from
 Stockholder                                                                     60,000                                      60,000

Net loss for the
 year ended December
 31, 2000                                                                                                   (6,557,549)  (6,557,549)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2000      25,899  10   15,601,143  6,260   29,126,919   2,989,698           -     (450,128)   (19,605,664) 12,067,096
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                           Note                    Accumulated
                        ---------------   -------------    Capital in         Receivable     Deferred     During the       Total
                                   Par             Par     Excess of             from      Stock-Based   Development  Stockholders'
                        Shares    Value   Shares   Value   Par Value  Warrants Stockholder Compensation     Stage          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2000      25,899     10   15,601,143  6,260  29,126,919 2,989,698        -     (450,128)    (19,605,664)   12,067,096
------------------------------------------------------------------------------------------------------------------------------------

Series B Preferred
 Shares and dividends
 converted November
 2001 at $0.272                            491,674    197     133,538                                                       133,735

Common stock issued
 for cash January
 2001 under Employee
 Stock Purchase Plan
 at $0.32                                    9,844      4       3,146                                                         3,150
 January 2001 at
  $0.25 (cash
  received in Dec.
  2000)                                  2,000,000     800       (800)                                                            -
 January 2001 at
  $0.50 (cash
  received in Dec.
  2000)                                    200,000      80        (80)                                                            -
 January 2001 at
  $0.50                                    500,000     200    249,800                                                       250,000
 January 2001 at
  $0.3448                                  290,000     116     99,884                                                       100,000
 March 2001 at
  $0.44                                    568,182     227    249,773                                                       250,000
 July 2001 at
  $0.20                                  1,459,458     584    281,640    82,642                                             364,865
 July 2001 at
  $0.02                                    450,000     180      9,820                                                        10,000
 July 2001 at
  $0.60                                    600,000     240    330,195    29,565                                             360,000
 July 2001 under
 Employee Stock
  Purchase Plan                             12,083       5      4,345                                                         4,350
  at $0.36
 August 2001 at
  $0.47                                    478,722     191    197,529    27,280                                             225,000
 August 2001 at
  $0.50                                    500,000     200    162,245    87,555                                             250,000
 August 2001 at
  $0.69                                     94,203      38     59,614     5,348                                              65,000
 November 2001
  at $0.29                                 172,414      69     44,931     5,000                                              50,000
 December 2001
  at $0.30                                 166,667      67     23,756    26,177                                              50,000

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                           Note                    Accumulated
                        ---------------   -------------    Capital in         Receivable     Deferred     During the       Total
                                   Par             Par     Excess of             from      Stock-Based   Development  Stockholders'
                        Shares    Value   Shares   Value   Par Value  Warrants Stockholder Compensation     Stage          Equity



Common stock issued
 upon exercise of
 options March 2001
 at prices ranging
 from $0.53 to $0.60                       118,875      48     64,955                                                        65,002

Cash received for
 stock issued in
 fiscal 2000                                                    3,207                                                         3,207

Warrants issued in
 connection with
 services rendered
 by third parties                                                       351,658                                             351,658

Common stock issued
 in connection with                                                                                                               -
 services rendered
 by third parties                          821,469     329    431,671                                                       432,000

Common stock issued
 in connection with
 services rendered
 by related parties                         49,686      20     27,980                                                        28,000

Common stock issued
 in connection with
 termination settlement                    150,000      60     46,740                                                        46,800

Warrants issued in
 connection with stock
 issuance costs                                               (83,509)   83,509                                                   -


The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                                                           Deficit
                        Preferred Stock   Common Stock                           Note                    Accumulated
                        ---------------   -------------    Capital in         Receivable     Deferred     During the       Total
                                   Par             Par     Excess of             from      Stock-Based   Development  Stockholders'
                        Shares    Value   Shares   Value   Par Value  Warrants Stockholder Compensation     Stage          Equity

Amortization of
 deferred stock
 compensation                                                                                  450,128                     450,128

Stock issuance costs
 - January to December
 2001                                                       (88,200)                                                       (88,200)

Beneficial conversion
 feature on
 Convertible Debentures                                     222,816                                                        222,816

Dividend relating to
 the issuance of
 warrants to Series B
 Preferred Stockholders                                     (98,850)                                                       (98,850)

Cumulative dividends
 and penalties relating
 to Preferred Stock                                        (233,350)                                                      (233,350)

Penalties in the form                                      (126,222)                                                      (126,222)
of warrants associatd
with issued common stock

Classification of
 warrant values due to
 change in accounting
 principle                                                 (367,076)                                                      (367,076)

Net loss for the year
 ended December 31, 2001                                                                                    (4,520,127) (4,520,127)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                  25,899  10 24,734,420  9,913  30,776,417  3,688,432           -        -        (24,125,791) 10,348,982
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                                                      April 25, 1990
                                                                                                      (Inception) to
                                                                      Year Ended December 31,          December 31,
                                                            ----------------------------------------
                                                               2001          2000           1999           2001
Cash flows from operating activities
   Net loss                                                 $(4,520,127)  $(6,557,549)   $(5,915,493)   $(24,125,791)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                9,749        16,866         15,719         473,590
     Minority interest's share of net loss                            -             -              -          (8,575)
     Noncash charges                                            578,326       673,500              -       2,336,371
     Amortization of deferred stock-based compensation          450,129     1,078,857        957,755       2,486,740
     Issuance of options and warrants for services rendered     351,658     1,021,218        774,298       2,147,174
     Effect of remeasurement of warrants                       (383,773)            -              -        (383,773)
     Issuance of common stock in connection
      with litigation settlement                                      -             -        324,391         324,391
     Equity in loss of investees, net                                 -             -              -         529,972
     Loss (gain) on sale of investments                            (124)            -              -      (5,829,342)
     Allowance for losses on advances                                 -             -              -         216,932
     Common stock issued as payment for interest                      -             -              -           7,000
     Decrease (increase) in accounts receivable and
      other assets                                                5,397        57,060        (43,301)        (32,778)
     Increase (decrease) in accounts payable and
      accrued liabilities                                       649,375     1,324,107        204,675       2,583,397
     Increase in customer advances                                    -             -              -         400,000
                                                              ---------     ---------      ---------      ----------
        Net cash used in operating activities                (2,859,390)   (2,385,941)    (3,681,956)    (18,874,691)
                                                              ---------     ---------      ---------      ----------
Cash flows from investing activities
   Proceeds from sale of investment                               2,546             -              -       1,102,486
   Proceeds from Loral settlement                                     -             -              -       3,573,677
   Purchase of fixed assets                                      (7,777)            -        (34,394)       (153,218)
   Satellite construction payments                                    -      (157,034)   (10,800,790)    (12,229,907)
   Organization costs                                                 -             -              -         (28,526)
   Repayment (issuance) of note receivable from stockholder           -        60,000        (60,000)        (31,187)
   Purchase of interest in Continental                                -             -              -      (2,292,409)
   Investments, license acquisition costs and other             (24,878)          482     (1,518,081)     (2,751,203)
   Net assets of purchased subsidiaries                               -             -              -        (147,500)
   Cash transferred from Fi-Tek IV, Inc. pursuant to the
     merger and reorganization                                        -             -              -         156,648
   Cash of divested subsidiary                                        -             -              -            (277)
   Purchase of patents                                                -             -              -         (18,251)
   Proceeds from repayment of advances to affiliate                   -             -              -         152,500
   Restricted cash on credit line                                     -             -              -         300,000
                                                              ---------      --------    -----------      ----------
        Net cash used in investing activities                   (30,109)      (96,552)   (12,413,265)    (12,367,166)
                                                              ---------      --------    -----------      ----------
Cash flows from financing activities
   Repayment of borrowing under credit line                           -             -              -        (300,000)
   Issuance of debentures                                       501,000             -              -       5,318,501
   Issuance of common and preferred stock                     2,002,874     3,225,442     15,240,555      27,402,644
   Redemption of common stock warrants                                -             -              -         (19,490)
   Stock issuance costs                                         (88,200)     (636,576)      (154,100)     (1,378,611)
   Purchase of shares                                                 -             -              -          (5,000)
   Payment of debentures                                              -             -              -      (1,168,445)
   Proceeds from stockholders' loans                            105,000             -              -         547,750
   Payment of stockholders' loans                                     -             -              -        (351,967)
                                                              ---------     ---------     ----------      ----------
        Net cash provided by financing activities             2,520,674     2,588,866     15,086,455      30,045,382
                                                              ---------     ---------     ----------      ----------
Net increase (decrease) in cash                                (368,824)      106,373     (1,008,766)         20,494
Cash and cash equivalents, beginning of period                  389,318       282,945      1,291,711               -

Cash and cash equivalents, end of period                      $  20,494     $ 389,318      $ 282,945      $   20,494
                                                              ---------     ---------      ---------       ---------
Supplemental disclosures of cash flow information
   Interest paid                                              $ 125,629     $  59,940      $   4,672      $  210,461
                                                              ---------     ---------      ---------       ---------
   Income taxes paid                                          $   1,600     $   1,600      $   1,600      $   25,020
                                                              ---------     ---------      ---------       ---------

DBS Industries, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

          1. Organization and Basis of Presentation

     These consolidated financial statements include the accounts of DBS Industries, Inc. (the "Company"), and its wholly-owned subsidiaries, Global Energy Metering Service, Inc. ("GEMS"), and NewStar Limited ("NewStar"). The Company consolidates the financial statements of E-SAT Inc., in which the Company has an ownership interest of 80.1%. Intercompany transactions and balances have been eliminated in consolidation.

     The Company was organized as a Delaware corporation on August 3, 1989. Since inception the Company has been in the development stage. The Company's current business plan is to develop a data communication service using a constellation of low earth orbit satellites and the Internet. The Company's financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these consolidated financial statements. Accordingly, the Company has relied primarily upon obtaining equity capital and debt financing to support its operations. The Company does not expect revenue to exceed costs and expenses in 2002 and, accordingly, will continue to incur losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing alternatives. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of the above uncertainty.

     During fiscal 2001, the Company raised approximately $2.5 million, net of stock issuance costs, from warrant exercises, issuance of debentures, and sale of shares of common and preferred stock. However, the Company will need substantial additional capital, at least $60 million, to construct its proposed E-SAT satellite constellation. Such financing is likely to result in a significant dilution in the equity interests of the current stockholders. The construction of the first two of the six planned satellites was required to be completed by March 2002 pursuant to the terms of the Federal Communications Commission (the "FCC") license granted to E-SAT. (See Note 3 - "License Costs".) On March 29, 2002, the Company notified the FCC that it has not achieved this milestone and requested a two-year extension. On May 23, 2002, the Company entered into a contract with an agency of the State of California. (See Note 12- "Subsequent Events".) The Company believes the implementation of this contract, if successful, would provide some of the funding for the further development of the E-SAT system.

     GEMS is a Delaware corporation in the development stage whose primary activity has been the development of satellite and radio systems for use in automating the control and distribution of gas and electric power by utility companies. GEMS had no significant activity during fiscal 2001.

     In January 1998, the Company created NewStar, a wholly-owned subsidiary organized under the Laws of the Republic of Bermuda to market and sell our service to international customers.

          2. Summary of Significant Accounting Policies

     Hereafter, unless otherwise specified, all references to the "Company" include DBS Industries, Inc., its wholly-owned subsidiaries, and E-Sat, Inc.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the recoverability of satellite construction costs and the investment in ESAT. Actual results could differ from those estimates.

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

     The Company reviews satellite construction costs and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, would be calculated based on the excess of the carrying amount of the assets over their fair value.

     Goodwill

     Goodwill is amortized using the straight-line method over five years. Amortization expense charged to operations for the years ended December 31, 2001, 2000, and 1999, was $0, $1,047, and $2,515 respectively.

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

     In March of 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No.25. Fin 44 was effective July 1, 2000. The implementation of FIN 44 did not have a material impact on the Company's consolidated financial statements.

     The Company accounts for options granted to non-employees under SFAS No.123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services. Under SFAS No.123 and EITF No. 96-18, options are recorded at their fair value on the measurement date, which is typically the date of grant.

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


                                             Year Ended December 31,
                                        2001          2000           1999

     Shares issuable pursuant to
     options and warrants            13,204,724     8,103,582      6,150,994


     Recently issued accounting pronouncements

     In July 2002, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and clarifies the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized, but instead are reviewed annually for impairment and written down via a charge to results of operations in any periods in which the recorded value of goodwill and certain intangibles is more than their fair value. SFAS 142 is effective January 1, 2002 and such equities had no impact on the Company's unaudited financial statements.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and applies to all long-lived assets (including discounted operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that re to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
     (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. (See Note 4.)

     Reclassifications

     Certain prior period balances have been reclassified to conform to the current year's presentation.

     Segment reporting

     We have determined that we have a single reportable operating segment as defined by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information.

     Comprehensive income (loss)

     The Company had no other comprehensive income or loss for all periods presented.

          3. License Costs

     In October 1994, the Company and EchoStar formed E-SAT for the purpose of filing with the FCC for a license to operate a low earth orbit satellite system. E-SAT filed with the FCC on November 16, 1994. The Company holds an 80.1% interest in E-SAT. The Company's total investments in, and advances to, E-SAT as of December 31, 2000 and 1999 were $851,490 for both years. The investment is accounted for using the equity method.

     On March 31, 1998, the FCC approved E-SAT's application for a low earth orbit satellite license. E-SAT is required to meet certain milestones and other covenants in order to maintain its license. On April 8, 1999, the Company notified the FCC that it had entered into a construction contract for the first two satellites of the E-SAT system on March 31, 1999.

     On July 30, 1999, the Company entered into an agreement with EchoStar under which it received 60.1% of E-SAT's shares from EchoStar in exchange for consideration, including the grant of rights to use up to 20% of the satellite capacity of the E-SAT system by EchoStar. As a result of this transaction, which was subsequently approved by the FCC, the Company now owns 80.1% of the E-SAT shares. In connection with the negotiations of the share purchase agreement with EchoStar, the Company paid $1,517,187 to a consultant during 1999 and capitalized such costs in the E-SAT investment account.

          4. Satellite Construction Costs

     During  the   construction  of  its  satellite   system,   the  Company  is
     capitalizing all design, engineering, launch and construction costs. Such costs amounted to approximately $12.2 million as of December 31, 2001.

     Of that amount, approximately $2 million was paid to Alcatel Space Industries ("Alcatel") for preliminary engineering design review for the Company's system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. On October 8, 1999, the Company signed a contract with Alcatel for the final design, construction and delivery to the launch site of six little low earth orbiting satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the E-SAT system. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. As noted above, the Company paid $2 million in construction payments to Alcatel for engineering specifications. The Company has not made a further payment required by the agreement with Alcatel, due at the end of 1999, of approximately $9.1 million in cash and the equivalent of $5 million in Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for the Company's full system development schedule. As of December 31, 2001, this payment has not been made, and Alcatel therefore has the right to consider this contract void as to further work, and that the contract is therefore not currently in effect. If the Alcatel contract is never brought into effect, the Company retains the engineering specifications provided by Alcatel, which would still be used by the Company's other contractors in the construction of the Company's satellite network.

     On March 31, 1999, the Company signed construction and launch contracts with Surrey Satellite Technology Limited ("Surrey") and Eurockot, respectively, and made advance payments of $7.8 million in April 1999 and $2.0 million in July 1999. Total payments under these cancelable contracts will amount to approximately $47 million. In July 1999, the Company, Surrey and Eurockot reached agreements under which $3.2 million of the required milestone payments due in July 1999, totaling $4.8 million were deferred to yet to be agreed upon dates.

     Surrey's construction contract, which was to build the satellite infrastructures that would house the telecommunications payload, was to be managed by Alcatel as prime contractor, if and when the Company paid Alcatel $14.1 million to trigger the Alcatel contract effective date. As this payment has not been made, the Alcatel contract is not in effect and Surrey remains a direct contractor of the Company.

     In accordance with SFAS 121, the Company reviews capitalized satellite construction and FCC license costs for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company's management and Audit Committee of the Board has concluded that no such events or changes in circumstances have occurred and, accordingly, it would be inappropriate to write down the capitalized satellite construction costs as impaired as of December 31, 2001.

     The Company evaluated a number of factors in its consideration of impairment events and changes in circumstances including: (1) whether the Company's failure to meet its FCC milestone requirements would result in termination of the license; (2) whether the assets continue to have value notwithstanding the delay since contracting; (3) whether the Company's failure to bring the Alcatel prime contract into effect prevents the Company from constructing its system; (4) whether the state of difficulties in the satellite financing capital markets were likely to prevent the
     Company from financing its system in the future; (5) whether the telecommunications industry had overcapacity such that there would be no business opportunity for the E-SAT system; and (6) whether the Company's implementation of an Iridium-based system effectively replaced the E-SAT system. In more detail, the Company concluded subject to the risk factors detailed in the Company's Form 10-KSB, these points as detailed below:

     a. The Company believes that its failure to meet its milestones are not likely to result in termination of the license. The Company recognizes that the loss of the FCC license held by its subsidiary E-SAT, Inc. would be a change in circumstance and that the failure to meet certain milestones could lead to a loss of the license. The Company currently lacks adequate financing and time to build and launch two low earth orbiting satellites in advance of the required FCC construction and launch date of March 2002 and September 2002 respectively. As part of the Company's impairment analysis, the Company received a report and opinion from Leslie Taylor Associates, its regulatory counsel, that the license was likely to be extended. This opinion was based on the satellite construction progress to date, including the launch of one satellite, and the fact that there were no other pending applicants for the spectrum covered by E-SAT's license. As recommended by Leslie Taylor Associates, on March 29, 2002, E-SAT filed the request for an extension of milestones with the FCC and is awaiting a reply. Based on these facts, the Company believes, while there is no guarantee, the FCC will grant the extension and that it is therefore not in imminent danger of losing its FCC license but will continue to monitor the situation for any changes.

     b. The Company believes that its satellite construction assets continue to have value notwithstanding the delay since contracting. Included in the capitalized satellite construction costs are payments to Alcatel Space Industries, Eurockot and Surrey Satellite. The Company paid Alcatel for the production of engineering specifications and analysis which information remains the property of the Company. These specifications are an integral part of E-SAT's ability to construct the satellites and were transferred by the Company to Surrey Satellite in 2001, and will be used by Surrey in satellite construction regardless of whether the Alcatel contract is ever brought into effect. Surrey Satellite was paid for the design of the satellite ground station, among other things, which is crucial to the design of the system and remains an important element to completion of a complete satellite communication network. Eurockot was paid for the launch of the satellites and although the launch date has been extended past 2002, E-SAT's right to Eurockot's launch services remains intact.

     c. The Company believes that its failure to bring the Alcatel prime contract into effect does not prevent the Company from constructing its system. The Company's contract with Alcatel called for a payment by the Company at the end of 1999 that has not been paid to date and, as a result, Alcatel has the option to terminate the contract. Alcatel has not indicated to the Company that it intends to terminate the contract, and the Company believes that Alcatel would seek to bring the contract into effect when the Company receives financing. In addition, the Company believes that currently alternative suitable prime contractors are available to manage construction as prime contractor, including Surrey Satellite, for a significantly lower cost than negotiated with Alcatel, and so the Company may not choose to reinstate the Alcatel contract. As noted above, the Company has received viable assets consisting of engineering specifications and analysis in return for the $2.1 million paid to Alcatel.

     d. The Company believes that the state of difficulties in the satellite financing capital markets is not likely to prevent the Company from financing its system in the future. The Company believes that satellite financing is cyclical and further that the low cost of its system, approximately $60 million, compared to other global telecommunications systems, allows it to be financed through a wide variety of sources, including customers and strategic partners. The Company believes that the primary impediment to financing is therefore a demonstration of market viability of low-earth-orbiting satellites for data communications to remote infrastructure.

     e. The Company believes that current telecommunications industry overcapacity does not obviate the market opportunity for the E-SAT system. The Company believes that the E-SAT system will have unique competitive advantages even if the telecommunications industry maintains a position of low per minute costs due to overcapacity. These advantages are primarily low terminal cost due to usage of low power-spread spectrum transceivers permitted by the E-SAT license, and high penetration of buildings, remote terrain and poor weather because the E-SAT license uses VHF frequencies.

     f. The Company believes that the Company's implementation of an Iridium-based system is not a substitute for the E-SAT system. The Company believes that the Iridium-based system, which has a higher transceiver cost and operates on the L-Band which requires line of sight, is potentially complementary to the E-SAT system with lower transceiver cost and operates on VHF frequencies which have strong building, terrain and weather penetration.

     The  Company  believes  that  if the  funding  necessary  to  complete  the satellite network and to remain a going concern is obtained, the capitalized satellite construction costs will be recoverable from future operating cash flows. On May 23, 2002, the Company entered into a Demand Reserves Authority Provider Agreement with the California Power Authority to implement a satellite-based (using Iridium capacity) automated conservation system design to conserve significant electrical usage on demand at peak or emergency times. The Company believes that implementation of this program, if successful, would provide some of the funding for the further development of the E-SAT system. Should the FCC extension request be denied, or any of the other above factors materially change, the Company may be required to record an impairment of the capitalized satellite construction costs.

          5. Customer Advances

     The Company's wholly-owned subsidiary, GEMS, is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. As of December 31, 1998, this purchase order had been suspended by both parties when the Argos System became unavailable. The $400,000 in milestone payments received is reported as customer advances on the accompanying consolidated balance sheets. These milestone payments could be subject to refund in whole or in part.

          6. Commitments

     Operating leases

     The Company and its wholly-owned subsidiaries lease their facilities under noncancelable operating leases which run concurrently and expire in July 2003. Minimum future rental payments under the leases are as follows:

         Year Ending
         December 31,

           2002                                 148,234
           2003                                  86,470
                                            ----------------
                                               $234,704
                                            ----------------


     Total rent expense was $151,253, $226,268, and $150,084 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

     Equity transactions with non-employees

     Preferred Stock Transactions

     During fiscal 2000, the Company sold to accredited investors an aggregate of 35,897 shares of its Series A Convertible Preferred Stock at $30 per share, for an aggregate placement of $1,076,910. The shares of preferred stock have a liquidation preference of $30.00 per share and were initially convertible, at the option of the holder, into ten shares of our common stock, or at a rate of $3.00 per common share. Per the conversion terms, the conversion rate was adjusted to a range between $1.6438 and $1.8625, based upon the 5-day average closing price of the Company's common stock three months after the shares were issued, because the Company's common stock was trading below $3.00 per share. Commissions were paid to one placement agent in the aggregate amount of approximately $7,000, plus a warrant was issued in July 2000 to the placement agent to purchase 57,586 shares of common stock at the exercise price of $3.00 per share. As of December 31, 2001, 25,899 shares of Series A Preferred Shares remain outstanding. Accreted dividends totaled $70,898 based on 5% dividend rate per annum.

     On October 6, 2000, the Company received from accredited investors proceeds of $400,000 from the sale in a private placement of (1) 400 shares of Series B Convertible Preferred Stock, (2) warrants to purchase 83,660 shares of Common Stock with an exercise price of $1.052 per share and (3) warrants to purchase 83,660 shares of Common Stock with an exercise price of $1.434 per share. During the first 180 days following October 6, 2000, the Series B Preferred Stock may not be converted; and the Company has the right to redeem these shares if the Company repays the purchase price plus an additional 5-7% depending on repayment date, plus dividends at a rate of 10% per annum. After 180 days following October 6, 2000, the Series B Preferred Stock are convertible into Common Stock at the lesser of (1) approximately $.96 per share which was the closing bid price at the time of the purchase or (2) 80% of the average of the three lowest closing bid prices of the Common Stock for the 20-day trading period prior to the conversion date. The Company also has the obligation to register the Common Stock underlying the warrants and, after 180 days, Common Stock underlying any redeemed Series B Preferred Stock. For this transaction, an agent received a fee of 40 shares of Series B Preferred Stock and warrants to purchase 120,000 shares of Common Stock of the Company with an exercise price of $1.052 per share. As of December 31, 2001, 320 shares of Series B Preferred Shares remain outstanding, and accreted dividends amounted to $40,320 based on a 10% dividend rate per annum.

     On June 26, 2001, the Company's Series B preferred stockholders agreed to modify their preferred stock agreement with the Company. As a result of the modification, the Company's requirement to file a registration statement for the Series B equity was delayed four months to August 4, 2001. The Company has not filed such registration statement as of December 31, 2001 and therefore has recorded accretions of 5% monthly of the Series B Preferred Stock's liquidation amount of $440,000. These accretions amounted to $87,267 for the year ended December 31, 2001.

     The preferred stockholders have the right to require redemption of the Series B Preferred Stock amounts, including accretions, 90 days subsequent to August 4, 2001 in the event that the registration statement is not declared effective at that time.

     In conjunction with this modification, the Company agreed to reprice the existing 287,322 warrants issued on October 6, 2000 to the Series B preferred stockholders ranging in price from $1.0126 to $1.1342 to $0.17 per share. In addition, the Company issued to the Series B preferred stockholders warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.17 per share. The fair value of $98,850 of such warrants was calculated using the Black-Scholes option pricing model with the following variables: exercise price of $0.17, closing stock price on June 26, 2001 of $0.44, life of warrants of 3 years, volatility of 150% and risk free interest rate of 5.5%. The value of such warrants was deemed to be analogous to a dividend to the preferred stockholders as prescribed under the provisions of EITF 98-5 and was recognized at the date of issuance as the warrants were immediately exercisable.

     Common Stock Transactions

     On January 13, 1996, the Company issued warrants for the purchase of 75,000 shares of the Company's Common Stock at an exercise price of $7.30. On December 31, 1997, the Company replaced these with new warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.44. These warrants were issued for services rendered and are exercisable through January 2006. As of December 31, 2001, none of these warrants have been exercised.

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

     In December 1999, the Company granted warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $2.81 per share to a financial institution as consideration for its efforts to help raise capital. The fair value of such warrants of $674,000 was originally recorded as a long term asset and expensed in 2000. The fair value of the warrants was estimated on the date of grant using the Black-Scholes model with volatility of 100%, expected life of 3 years, risk-free interest rate of 5% and fair market value of the Common Stock of $2.25 per share. On July 21, 2000, 400,000 of these warrants were cancelled.

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

     In May 2000, the Company granted a warrant to purchase 300,000 shares of its Common Stock to a consultant for past services. No commissions were paid. The warrant has an exercise price of $0.6749 per share. The fair value of such warrants of $470,700 was charged to consulting expense and was estimated on the date of grant using the Black Scholes model with volatility of 150%, expected life of 3 years, risk free interest rate of 6% and a fair market value of the Common Stock of $1.75 per share.

     In July 2000, the Company received from an accredited investor $100,000 from a private placement of 133,333 shares of Common Stock and granted a warrant to purchase 10,000 shares of Common Stock exercisable through July 2004 at an exercise price of $0.75 per share. No commissions were paid.

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

     In October 2000, the Company granted a warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $1.31 per share to a financial institution as consideration for its efforts to help raise capital. Warrants to purchase the first 50,000 vested as of the grant date and will expire in October 2003. The fair value of the 50,000 warrants of $38,950 was charged to stock issuance cost and was estimated on the date of grant using the Black Scholes model with volatility of 150%, expected life of 3 years, risk free interest rate of 6% and a fair market value of the Common Stock of $1.00. The remaining warrants to purchase 450,000 shares were cancelled in April 2001.

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

     In December 2000, the Company received from three accredited investors proceeds of $500,000 in exchange for 500,000 units, each unit consisting of four shares of Common Stock at a price of $0.25 per share and a warrant to purchase one share of Common Stock at an exercise price of $0.50. In connection with this transaction, a finder's fee of $35,000.00 was paid and a warrant was issued to purchase 100,000 shares of Common Stock exercisable at $0.50 per share. For each month that the effective date of registration is delayed beyond May 1, 2001, liquidated damages in the form of common stock and warrants have accrued at the rate of 10% of securities purchased by two of the investors and beyond November 1, 2001 by the third investor for failure to effectively register the purchased Common Stock and Common Stock underlying the warrants. As of December 31, 2001, the total damages amount to 1,136,000 shares of Common Stock and warrants to purchase 284,000 shares of Common Stock at an exercise price of $0.50. The fair value of such warrants approximated $126,000 and was recorded as a liability under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Such securities were committed to but not issued as of December 31, 2001.

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

     In January 2001, the Company received proceeds in a private placement of $100,000 from an accredited investor in exchange for 290,000 shares of Common Stock and a warrant to purchase 36,250 shares of Common Stock exercisable at $0.70 per share.

     In January 2001, the Company received proceeds in a private placement of $200,000 from an accredited investor in exchange for 400,000 shares of Common Stock and a warrant to purchase 100,000 shares of Common Stock exercisable at $1.00 per share. In connection with this transaction, a finder's fee of $14,000 was paid and a warrant was issued for 40,000 shares of Common Stock exercisable at $1.00 per share. The fair value of such warrants, which amounted to approximately $16,000, was recorded as stock issuance costs. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 150%, expected life of 4 years, risk free interest of 6.5% and underlying stock prices equal to fair market value at the time of grant.

     In January 2001, the Company received proceeds in a private placement of $50,000 from three accredited investors in exchange for 100,000 shares of Common Stock and warrants to purchase 12,500 shares of Common Stock exercisable at $1.00 per share. In connection with this transaction, a finder's fee of $3,500 was paid and a warrant was issued for 5,000 shares of Common Stock exercisable at $1.00 per share. The fair value of such warrants, which amounted to approximately $2,000, was recorded as stock issuance costs. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 150%, expected life of 4 years, risk free interest of 6.5% and underlying stock prices equal to fair market value at the time of grant.

     In March 2001, the Company received proceeds in a private placement of $250,000 from an accredited investor in exchange for 568,182 shares of Common Stock and a warrant to purchase 113,636 shares of Common Stock exercisable at $0.90 per share. An additional warrant to purchase 450,000 shares of Common Stock exercisable at $0.50 per share was issued to the same accredited investor, relative to the same transaction, in April 2001. In connection with this transaction, a finder's fee of $17,500 was paid and a warrant was issued for 56,818 shares of Common Stock exercisable at $0.90 per share. The fair value of such warrants, which amounted to approximately $19,000, was recorded as stock issuance costs. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 150%, expected life of 4 years, risk free interest of 6.5% and underlying stock prices equal to fair market value at the time of grant.

     In March 2001, the Company issued 488,136 shares of Common Stock of the Company to a consultant for services rendered for a total fair value of $216,000. This amount was recorded as consulting expense.

     On April 18, 2001, the Company granted to an accredited investor a warrant to purchase 5,000 shares of Common Stock of the Company at an exercise price of $0.50 per share in exchange for extending the period during which the Company was required to file a registration statement with regard to securities purchased by the investor on December 27, 2000.

     In May 2001, the Company received six-month loans from three current stockholders and a director of the Company in the amount of $30,000. In consideration for the loans, the Company will pay interest at the rate of 6.5% per annum, and has issued warrants to said stockholders and director to purchase a total of 150,000 shares of restricted Common Stock exercisable at $0.25 per share. In June 2001, the Company received a six-month loan from a director of the Company in the amount of $25,000. In consideration for the loan, the Company will pay interest at the rate of 6.5% per annum, and has issued a warrant to the director to purchase a total of 125,000 shares of restricted Common Stock exercisable at $0.45 per share. The fair value of such warrants, which amounted to approximately $41,000, is being amortized as interest expense over the term of the loans. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 150%, expected life of 6 months, risk free interest of 6% and underlying stock prices equal to fair market value at the time of grant.

     During July 2001, the Company issued a total of 1,909,458 shares of Common Stock and warrants to purchase a total of 1,086,486 shares of Common Stock as part of a private placement to five accredited investors, including Torneaux Lt., for aggregate gross proceeds of approximately $375,000. Of the shares issued, 486,486 shares were delivered upon the exercise of a portion of the total warrants that were issued in the transaction. In addition, the Company agreed to reprice certain existing Torneaux Ltd. warrants to purchase an aggregate of 73,791 shares of Common Stock from exercise prices ranging from $1.0126 to $1.1342 to $0.17 per share.

     On July 9, 2001, the Company granted a warrant to purchase an aggregate of 500,000 shares of its Common Stock to two consultants as part of two agreements dated July 9, 2001. The warrants have an exercise price of $0.38 per share. Of these 500,000 warrants, 175,000 vested upon performance of service during the quarter ended September 30, 2001, while the vesting of the remainder is contingent upon the occurrence of future events. The fair value of such warrants, which amounted to approximately $54,250, was recorded as an expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 150%, expected life of 3 years, risk free interest of 6.5% and underlying stock prices equal to fair market value at the time of grant.

     On July 27, 2001, the Company sold an aggregate of 600,000 shares of its Common Stock to three accredited investors. The stock was sold for $0.60 per share resulting in gross proceeds to the Company of $360,000. In addition, the Company issued warrants to purchase an aggregate of 59,999 shares of its Common Stock at $0.60 per share.

     On August 1, 2001, the Company granted a warrant to purchase 62,000 shares of its Common Stock to a consultant as part of an agreement dated August 1, 2001. The warrant has an exercise price of $0.77 per share. Of these 62,000 warrants, 25,000 vested upon performance of service during the quarter ended September 30, 2001, while the vesting of the remainder is contingent upon the occurrence of a future event. The fair value of the 25,000 warrants, which amounted to approximately $17,000, was recorded as an expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 150%, expected life of 4 years, risk free interest of 6.5% and underlying stock prices equal to fair market value at the time of grant.

     On August 9, 2001, warrants to purchase 100,000 shares of Common Stock of the Company exercisable at $0.62 per share were issued to two consultants for services rendered. The fair value of such warrants, which amounted to approximately $55,000, was recorded as an expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 150%, expected life of 4 years, risk free interest of 6.5% and underlying stock prices equal to fair market value at the time of grant.

     On August 10, 2001, warrants to purchase a total of 50,000 shares of Common Stock of the Company exercisable at $0.67 per share were issued to two consultants for services rendered. The fair value of such warrants, which amounted to approximately $29,500, was recorded as an expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 150%, expected life of 4 years, risk free interest of 6.5% and underlying stock prices equal to fair market value at the time of grant.

     On August 16, 2001, the Company sold an aggregate of 425,531 shares of its Common Stock to two accredited investors. The stock was sold for $0.47 per share resulting in gross proceeds to the Company of $200,000. In addition, the Company issued warrants to purchase 69,148 shares of its Common Stock at $0.47 per share.

     On August 19, 2001, a warrant to purchase 9,722 shares of Common Stock of the Company exercisable at $0.59 per share was issued to a consultant for services rendered. The fair value of such warrants, which amounted to approximately $5,000, was recorded as an expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 150%, expected life of 4 years, risk free interest of 6.5% and underlying stock prices equal to fair market value at the time of grant.

     On August 20, 2001, the Company granted a warrant to purchase 250,000 shares of its Common Stock to a consultant for services rendered. The warrant has an exercise price of $0.50 per share. The fair value of such warrants, which amounted to approximately $150,000, was recorded as an expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 150%, expected life of 4 years, risk free interest of 6.5% and underlying stock prices equal to fair market value at the time of grant.

     Also on August 20, 2001, the Company sold 500,000 shares of its Common Stock to an accredited investor. The stock was sold for $0.50 per share resulting in gross proceeds to the Company of $250,000. In addition, the Company issued a warrant to purchase 300,000 shares of its Common Stock at $0.50 per share. On August 29, 2001, the Company sold 94,203 shares of its Common Stock to an accredited investor. The stock was sold for $0.69 per share resulting in gross proceeds to the Company of $65,000. In addition, the Company issued a warrant to purchase 9,420 shares of its Common Stock at $0.69 per share.

     On August 31, 2001, the Company issued 500,000 units to one accredited investor at a purchase price equal to $1.00 per unit. Each unit consisted of one convertible debenture, with the principal amount of the convertible debenture due August 31, 2006, together with a warrant to purchase one-half (1/2) share of Common Stock at an exercise price of $1.06 per share resulting in gross proceeds to the Company of $500,000. The convertible debentures accrue simple interest on the principal amount at the rate of 6% per annum. The convertible debenture principal and accrued interest is convertible into shares of Common Stock at the lower of (i) a fixed conversion price equal to $0.98 (maximum conversion price) or (ii) a variable conversion price equal to 85% of the market price, but in no event lower than $0.21 per share (minimum conversion price). The warrants have a term of five years. A structuring fee of $30,000 was paid to Azure Capital Holdings, LLC and a finder's fee of $15,000 was paid to Madison & Wall Worldwide, Inc.

     On September 7, 2001, the Company issued 333,333 shares of Common Stock to a consultant for services rendered for a total fair value of $216,000. The Company recorded this amount as consulting expense.

     On November 12, 2001, the Company issued 1,000 shares of Common Stock to a consultant for services rendered for a total fair value of $390.

     On November 19, 2001, the Company issued 150,000 shares of Common Stock to a terminated employee in accordance with his termination settlement for a total fair value of $46,800.

     On November 19, 2001, the Company sold 172,414 shares of its Common Stock to an accredited investor. The stock was sold for $0.29 per share resulting in gross proceeds to the Company of $50,000. In addition, the Company issued a warrant to purchase 17,241 shares of its Common Stock at $0.29 per share.

     On November 30, 2001 the Company issued 441,176 shares of Common Stock to two investors upon conversion of an aggregate of 120 shares of series B preferred stock based upon $0.272 per Common Share. Additionally, a total of 50,498 shares of Common Stock were issued to investors in lieu of accrued and unpaid cash dividends at the same conversion price.

     On December 13, 2001, the Company issued 166,667 shares of Common Stock to an accredited investor. The stock was sold for $0.30 per share resulting in gross proceeds to the Company of $50,000. In addition, the Company issued a warrant to purchase 83,333 shares of its Common Stock at $0.30 per share.

     The Company has applied the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock during fiscal 2001. The Company is remeasuring certain warrants as required under the EITF and recorded an associated gain of $383,773 for the year ended December 31, 2001.

     Equity transactions with employees

     Employee Stock Purchase Plan

     The Company has established the 1999 Employee Stock Purchase Plan (the "1999 Plan"), which was approved by the stockholders in June 1999 to serve as a vehicle to attract and retain the services of key employees and to help such key employees realize a direct proprietary interest in the Company. Under the 1999 Plan, employees, including officers, who do not beneficially own stock and/or options totaling 5% or more of the voting power of the Company, will be eligible to participate. However, no participant may be granted rights to purchase more than $25,000 worth of Common Stock (valued at the time the purchase right is granted) for each calendar year in which such purchase rights are outstanding under any other stock purchase plans. An aggregate of 50,000 shares of Common Stock of the Company were reserved for issuance under the 1999 Plan of which 39,222 were issued and outstanding as of December 31, 2001. Employees electing to participate in the 1999 Plan are allowed to deduct from 1% to 10% of their compensation to purchase shares of Common Stock. Twice a year, the employees' accumulated payroll deductions will be used to purchase shares of Common Stock at a price equal to 85% of the closing price of the Common Stock on either the first business day or last business day of the offering period, whichever is lower.

     Employee Stock Option Plans

     In February 1996, the Company  adopted the 1996 Stock Option Plan (the 1996
     Plan) to consolidate its three existing plans. In May 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), which provided for the issuance of a maximum of 500,000 shares of the Company's Common Stock. In May 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"), which provides for the issuance of a maximum of 1,750,000 shares of the Company's Common Stock. Provisions of the 1996, 1998, and 2000 Plans are substantially similar to those of the earlier plans. The overall purpose of the 1996, 1998, and 2000 Plans is to advance the long-term interest of the Company by attracting, motivating and retaining its employees, directors and consultants with the opportunity to obtain an equity interest in the Company.

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

     In addition, the Company granted non-plan options to certain employees in connection with their employment.

     Information with respect to plan and non-plan activity is set forth below:


                                                                    Outstanding Options
--------------------------------------------------------------------------------------------------------------
                                                                                                      Weighted
                                                                                                       Average
                                                  Number of        Price per        Aggregate         Exercise
                                                   Shares            Share            Price            Price

Balance, December 31, 1998                       2,044,156      $0.40 - $5.60      $  1,741,255         0.85

    Granted                                      2,149,700      $0.39 - $5.50         2,759,768         1.28
    Exercised                                     (280,144)     $0.53 - $2.80          (203,695)        0.73
    Terminated                                     (10,340)         $0.53                (5,491)        0.53
                                                 ----------                           ----------
Balance, December 31, 1999                       3,903,372      $0.40 - $5.60      $  4,291,837         1.10
                                                 ----------                           ----------
    Granted                                        218,461      $0.91 - $2.59           268,302         1.23
    Exercised                                      (83,000)     $0.60 - $2.19           (73,724)        0.89
    Terminated                                     (95,571)     $0.60 - $2.19          (145,065)        1.52
                                                 ----------                           -----------
Balance, December 31, 2000                       3,943,262       $0.40 - $5.60     $  4,341,350         1.10
                                                 ----------                           -----------
    Granted                                      3,505,355       $0.91 - $2.59        2,351,544         0.67
    Exercised                                     (118,875)      $0.60 - $2.19          (65,003)        0.55
    Terminated                                     (56,313)      $0.60 - $2.19          (29,902)        0.53
                                                 ----------                           -----------
Balance, December 31, 2001                       7,273,429                         $  6,597,989         0.91
                                                 ----------                           -----------

The following table summarizes information with respect to stock options outstanding at December 31, 2001:

                                                        Outstanding Options             Options Exercisable
                                             -----------------------------------------------------------------------
                                                                Weighted
                                                                 Average
                                                                Remaining     Weighted                     Weighted
                                                               Contractual     Average                      Average
                   Range of                      Number           Life        Exercise        Number       Exercise
                Exercise Price                 Outstanding       (years)        Price      Exercisable       Price

                 $0.22 - $0.49                     1,106,537      9.25         $  0.46         574,869      $  0.46
                 $0.53 - $0.77                     3,788,872      7.86            0.69       3,776,372         0.69
                 $0.91 - $1.75                     2,174,449      7.56            1.29       1,884,449         1.29
                 $2.00 - $2.86                       147,287      6.27            2.40         147,287         2.40
                 $5.50 - $5.60                        56,284      6.12            5.51          56,284         5.51
                                             ----------------                             ---------------

                 Balance, December 31, 2001        7,273,429                                 6,439,261
                                             ----------------                             ---------------

The stock based compensation for the twelve months ended December 31, 2001, 2000 and 1999 has been allocated across the relevant functional expense categories within operating expense as follows:

                                                  Year Ended December 31,
                                       -----------------------------------------
                                           2001            2000            1999
Marketing and sales                    $       -      $  358,332       $153,324
General and administrative               450,129         593,871        756,035
Research and development                       -         126,654         48,396
                                       ----------     ----------       ---------
   Total stock based compensation      $ 450,129      $1,078,857       $957,755
                                       ----------     ----------       ---------
The Company accounts for employee and board of director stock options in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation expense is recognized based on the amount by which the fair value of the underlying Common Stock exceeds the exercise price of the stock options at the measurement date, which in the case of employee stock options is typically the date of grant. For financial reporting purposes, the Company has determined that the deemed fair market value on the date of grant of certain employee stock options was in excess of the exercise price of the options. This amount is recorded as deferred compensation and is classified as a reduction of stockholders' equity and is amortized as a charge to operations over the vesting period of the applicable options. The vesting period is generally four years. The fair value per share used to calculate deferred compensation was derived by reference to the common stock values. Consequently, the Company recorded deferred stock compensation of $0, $0 and $2,490,337 during the year ended December 31, 2001, 2000 and 1999, respectively. Amortization recognized for the years ended December 31, 2001, 2000 and 1999 totaled $450,129, $1,078,857 and $957,755, respectively.

The weighted average fair value of the options granted or modified for the years ended December 31, 2001, 2000 and 1999 were $0.64, $1.37 and $0.90, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         2001           2000           1999

Risk free interest rate                  5.5%           6.0%           5.5%
Expected life                        4 years         4 years        4 years
Volatility                               120%           150%           100%
Dividend yield                             -              -              -

The following pro forma net loss information has been prepared following the provisions of SFAS No. 123:

                                                December 31,
                             ------------------------------------------------
                                  2001              2000              1999

Net loss
    As reported              $ (4,520,127)     $ (6,557,549)     $ (5,915,493)
    Pro forma                $ (6,499,695)     $ (7,226,245)     $ (6,252,010)

Net loss per share
    As reported              $      (0.23)     $      (0.44)     $      (0.45)
    Pro forma                $      (0.31)     $      (0.49)     $      (0.48)



          8. Related Party Transactions

     In fiscal 2000, several executives of the Company deferred receipt of their salaries due. The executives included the President ($125,000), the Chief Financial Officer ($45,000), the Legal Counsel ($41,250) and the Vice President of Operations ($33,750).

     In fiscal 2001, certain executives of the Company deferred receipt of their salaries due. The executives included the President ($95,000), the Chief
     Financial Officer ($70,000), the Legal Counsel ($80,000), the Vice President of Operations ($45,000), and the Vice President of Government Affairs ($30,000).

     In fiscal 2001, the Company borrowed funds from three of its Directors: one loan for $30,000 at 6.5% interest, one loan for $25,000 at 5% interest and one loan for $50,000 bearing no interest. These loans are payable on demand.

          9. Income Taxes

     The provision for income taxes for all periods presented relates to current minimum taxes.

     The  estimated  tax  effect  of  significant   temporary   differences  and
     carryforwards that gave rise to deferred income tax assets as of December 31, 2001 and 2000, is as follows:


                                                        2001                             2000
                                         ----------------------------------------------------------------
                                               Federal          State          Federal          State

Deferred tax assets:
    Net operating loss carryforwards      $  7,277,000       1,290,000     $  5,325,000       $ 936,000
    Research and development credit
      carryforwards                            190,000               -          177,000               -


      Deferred compensation and other           40,000           7,000           35,000           6,000
                                             ---------      ----------        ---------         ---------
    Deferred tax assets                      7,507,000       1,297,000        5,537,000         942,000
    Valuation allowance                     (7,507,000)     (1,297,000)      (5,537,000)       (942,000)
                                         ----------------------------------------------------------------
        Net deferred tax assets            $         -      $        -     $          -       $       -
                                         ----------------------------------------------------------------

     Due to the uncertainty of realization, a valuation allowance has been provided to offset the net deferred tax assets. The increase in the valuation allowance was $2,318,000 and $2,215,000 during the years ended December 31, 2001 and 2000, respectively. The provision for income taxes differs from the amount which would arise by applying the combined statutory income tax rate of approximately 40% due to changes in the deferred tax valuation allowance.

     As of December 31, 2001, the Company has net operating loss carryforwards of approximately $21,403,000 and $21,164,000 for federal income tax purposes and California state franchise tax purposes, respectively. The Company also has research and development credit carryforwards. Such carryforwards expire in varying amounts between 2002 and 2021.

     As a result of changes enacted by the 1986 Tax Reform Act, utilization of net operating loss and tax credit carryforwards may be limited due to equity transactions occurring on or after May 6, 1986.

          10. Concentration of Risks

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

     During fiscal 2001 the Company issued 821,469 shares of Common Stock in lieu of cash for services rendered by a vendor. The total value of the services provided was $ 431,671.

     Also, during fiscal 2001, the Company issued 49,686 shares of Common Stock in lieu of cash for services rendered by two of its Directors. The total value of the services provided was $27,980.

     Further, the Company issued during fiscal 2001 150,000 shares of Common Stock in lieu of cash for salary owed to a terminated employee with a value of $46,800.

         12.    Subsequent Events

     In January 2002, the Company issued 19,565 shares of Common Stock to a director for past services on the Board.

     On January 30, 2002, the Company granted a warrant to purchase 100,000 shares of its Common Stock to a consultant for services rendered. The warrant is exercisable for three years from date of grant at $0.10 per share. 10,000 shares vested at the date of the grant and the remaining 90,000 vest in increments of 15,000 each month for six months.

     On February 5, 2002, in exchange for cancellation of loans and interest to the Company totaling $66,500, 6 warrants were granted to a director of the Company to purchase an aggregate of 6,650,000 shares of Common Stock of the Company at $0.10 per share. Each warrant is exercisable for a short period of time as follows: Warrant 1 for 1,100,000 shares exercisable March 15, 2002; Warrant 2 for 1,100,000 shares exercisable April 15, 2002; Warrant 3 for 1,100,000 shares exercisable to May 15, 2002; Warrant 4 for 1,100,000 shares exercisable to June 15, 2002; Warrant 5 for 1,100,000 shares exercisable to July 15, 2002; and Warrant 6 for 1,150,000 shares exercisable to August 15, 2002. If Warrants Nos. 1, 2 and/or 3 or a portion thereof are exercised prior to their expiration dates, investor will be granted replacement warrants to purchase 1,100,000 shares exercisable for 6 months from the date of each exercise at $0.10 per share. On March 7, 2002 investor exercised Warrant 1. In accordance with the terms of the warrant, the Company issued the investor 1,100,000 restricted shares of Common Stock of the Company, and a replacement warrant to purchase an additional
     1,100,000 shares of Common Stock of the Company at $0.10 per share exercisable for 6 months from date of grant. On March 25, 2002 a portion of Warrant 2 was exercised for 50,000 shares. In accordance with the terms of the warrant, the Company issued the investor 50,000 restricted shares of Common Stock of the Company and a replacement warrant to purchase an additional 50,000 shares of Common Stock of the Company at $0.10 per share exercisable for 6 months from date of grant. Subsequently, on April 15, 2002, investor exercised the remainder of Warrant 2 for 1,050,000 shares. In accordance with the terms of the warrant, the Company issued the investor 1,050,000 restricted shares of Common Stock of the Company, and a replacement warrant to purchase an additional 1,050,000 shares of Common Stock of the Company at $0.10 per share exercisable for 6 months from date of grant. Further, on May 15, 2002, investor exercised Warrant 3 for 1,100,000 shares. In accordance with terms of the warrant, the Company issued the investor 1,100,000 restricted shares of Common Stock of the company and a replacement warrant to purchase an additional 1,100,000 shares of Common Stock of the Company at $0.10 per share exercisable for 6 months from date of grant.

     On February 1, 2002, the Company granted a warrant to purchase 12,000 shares of its Common Stock to a consultant for services rendered. The warrant is exercisable for four years from the date of grant at $0.12 per share and vests at a rate of 2,000 shares per month for six months from the date of grant.

     On February 5, 2002, the Company granted to a newly appointed member of the

     Board of Directors non-qualified options under the 2000 Stock Option Plan to purchase 13,333 shares of Common Stock of the Company exercisable for ten years at $0.10 per share.

     Also on February 5, 2002, a non-plan, non-qualified option was granted to an officer of the Company upon his appointment as Chief Operating Officer to purchase 450,000 shares of Common Stock of the Company exercisable for ten years at $0.12 per share.

     On March 1, 2002, the Company granted an option to a director to purchase 450,000 shares of its Common Stock for financial officer consulting services rendered. The warrant is exercisable for ten years from the date of the grant at $0.12 per share.

     On March 4, 2002, the Company received proceeds in a private placement of $100,000 from its chief executive officer, through an affiliated business entity of that individual. Of the $100,000 proceeds, $30,000 was invested in exchange for warrants to purchase an aggregate of 2,250,000 shares of Common Stock of the Company at the then current market price of $0.12 per share; and $70,000 was invested as an exercise of certain of those warrants. Each of the warrants purchased is exercisable for a short period of time as follows: Warrant 1 for 416,666 shares exercisable to April 4, 2002; Warrant 2 for 416,666 shares exercisable to May 4, 2002; Warrant 3 for 416,667 shares exercisable to June 4, 2002; Warrant 4 for 416,667 shares exercisable to July 4, 2002; Warrant 5 for 416,667 shares exercisable to August 4, 2002; and Warrant 6 for 416,667 shares exercisable to September 4, 2002. If Warrants Nos. 1, 2 and/or 3 or a portion thereof are exercised prior to their expiration dates, investor will be granted replacement warrants to purchase 416,666 shares exercisable for 6 months from the date of each exercise at $0.12 per share. Of the $100,000 proceeds, $70,000 was through the full exercise of Warrant 1 for 416,666 shares and partial exercise of Warrant 2 for 166,667 shares. In accordance with the terms of each warrant, the Company issued the investor 416,666 plus 166,667 restricted shares of Common Stock of the Company, and two replacement warrants to purchase an additional 416,666 and 166,667 shares of Common Stock of the Company at $0.12 per share, each warrant exercisable for 6 months from date of grant. Subsequently, on April 15, 2002 the remainder of Warrant 2 was exercised for 249,999 shares and Warrant 3 was exercised for 416,667 shares. In accordance with the terms of each warrant, the Company issued the investor 249,999 plus 416,667 restricted shares of Common Stock of the Company and two replacement warrants to purchase an additional 249,999 and 416,667 shares of Common Stock of the Company at $0.12 per share, each warrant exercisable for 6 months from date of grant. Further, on May 10, 2002, investor exercised Warrant 4 for 416,667 shares, Warrant 5 for 416,667 shares, Warrant 6 for 416,667 shares and Warrant 7 for 416,666 shares and, accordingly, 1,666,667 restricted shares of Common Stock were issued to investor.

     On March 7, 2002, the Company received proceeds in a private placement of $200,000 from a director. Of the $200,000 proceeds, $90,000 was invested in exchange for warrants to purchase an aggregate of 7,500,000 shares of Common Stock of the Company at the then current market price of $0.12 per share, and $110,000 was invested as an exercise of certain warrants granted on February 5, 2002. Each of the warrants purchased is exercisable for a short period of time as follows: Warrant 1 for 1,250,000 shares exercisable to September 15, 2002; Warrant 2 for 1,250,000 shares exercisable to
     October 15, 2002; Warrant 3 for 1,250,000 shares exercisable to November 15, 2002; Warrant 4 for 1,250,000 shares exercisable to December 15, 2002; Warrant 5 for 1,250,000 shares exercisable to January 15, 2003; and Warrant 6 for 1,250,000 shares exercisable to February 15, 2003. If Warrants Nos. 1, 2 and/or 3 or a portion thereof are exercised prior to their expiration dates, investor will be granted replacement warrants to purchase 1,250,000 shares exercisable for 6 months from the date of each exercise at $0.12 per share. Of the $200,000 proceeds, $110,000 was through the full exercise of a warrant granted February 5, 2002 for 1,100,000 shares at $0.10 per share. In accordance with the terms of the warrant, the Company issued the investor 1,100,000 restricted common shares, and a replacement warrant to purchase an additional 1,100,000 shares of Common Stock of the Company at $0.10 per share, such warrant exercisable for 6 months from date of grant.

     On March 8, 2002, a Series A preferred shareholder converted 2,000 Series A preferred shares into 35,294 shares of Common Stock of the Company at $1.70 per share.

     On March 8, 2002, the holder of Convertible Debenture F converted $150,000 into 714,286 shares of Common Stock at $0.21 per share and elected to receive 22,381 shares of Common Stock of the Company in lieu of accrued cash dividends of $4,700.

     On March 18, 2002, Series B preferred shareholders converted 24 Series B preferred shares into 375,000 shares of Common Stock of the Company at $0.064 per share. The preferred shareholders elected to receive 54,286 shares of Common Stock of the Company at $0.064 in lieu of accrued cash dividends of $3,474.24.

     On May 3, 2002, the holder of Convertible Debenture F converted the remaining balance of $350,000 into 1,169,787 shares of Common Stock at $0.2992 per share and elected to receive 47,571 shares of Common Stock of the Company in lieu of accrued cash dividends of $14,233.

     On May 8, 2002, the Company granted a warrant to purchase 50,000 shares of its Common Stock to a consultant for services rendered. The warrant is exercisable for three years from the date of grant at $0.40 per share and vests immediately.

     On May 23, 2002, the Company entered into a Demand Reserves Authority Provider Agreement with the California Consumer Power and Conservation Authority to implement a satellite-based (using Iridium capacity) automated conservation system designed to conserve significant electrical usage on demand at peak or emergency time.