Form 10-Q
period 2002-03-31
DBS INDUSTRIES INC
filed 2002-06-18
CIK 857502

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Securities:       Common Stock, $.0004 Par Value


Shares Outstanding as of May 31, 2002:      33,465,653


Transitional Small Business Disclosure Format:       Yes: ___          No   X
                                                                          -----

                                      INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION................................................1

ITEM 1.  Financial Statements.................................................1

Condensed Consolidated Balance Sheets (unaudited):
As of March 31, 2002 and December 31, 2001....................................1

Condensed Consolidated Statements of Operations (unaudited):
For the Three Months Ended March 31, 2002 and March 31, 2001
and for the period from April 25, 1990 (Inception) to March 31, 2002..........2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Three Months Ended March 31, 2002 and March 31, 2001
and for the period from April 25, 1990 (Inception) to March 31, 2002 .........3


Notes to Condensed Consolidated Financial Statements.......................4-12


ITEM 2.  Management's Discussion and Analysis of Financial Condition

             and Results of Operations....................................13-21


PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings...................................................22

ITEM 4.  Submission of Matters to a Vote of Security Holders.................24

ITEM 6.  Exhibits and Reports on Form 8-K............... ....................24









The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              ASSETS                March 31,       December 31,
                                                                                      2002              2001
 Current assets:                                                                  -------------    --------------
     Cash and cash equivalents                                                    $      87,748    $      20,494
     Prepaid and other current assets                                                   119,661           51,981
                                                                                  -------------    -------------
       Total current assets                                                             207,409           72,475
                                                                                  -------------    -------------

Furniture and equipment, net                                                             25,359           27,999
License and satellite construction costs                                             14,628,873       14,623,873
                                                                                  -------------    -------------

       Total other assets                                                            14,654,232       14,651,872
                                                                                  -------------    -------------

              Total assets                                                        $  14,861,641    $  14,724,347
                                                                                  =============    =============


  Liabilities, Mandatorily Redeemable Preferred Stock, and Stockholders' Equity

Current liabilities:

     Accounts payable                                                             $   2,621,954    $   2,253,859
     Customer advances                                                                  400,000          400,000
     Accrued compensation                                                               992,745          563,710
     Related party loans                                                                 76,252          105,000
     Warrants                                                                           559,795          342,956
     Other liabilities                                                                  150,145           94,825
                                                                                  -------------    -------------
       Total current liabilities                                                      4,800,891        3,760,350
                                                                                  -------------    -------------


Non-current liabilities:

     Convertible debentures                                                             175,009          167,430
                                                                                  --------------   -------------

              Total liabilities                                                      $4,975,900       $3,927,780
                                                                                   ------------   --------------

Series B Mandatorily Redeemable Convertible Preferred Stock, $0.004 par value;
     550 Shares authorized; 296 shares and 320 shares issued and outstanding at
     March 31, 2002 and December 31, 2001,
     respectively (liquidation preference $493,795)                                     493,795          447,587
                                                                                  -------------    -------------


Stockholders' equity:
     Series A Convertible Preferred Stock, $0.0004 par value 35,897 Shares authorized; 23,899 and 25,899 issued and outstanding at March 31, 2002 and December 31, 2001, respectively; (liquidation
       preference $ 625,059)                                                                 10               10
     Common stock, $0.0004 par value; 100,000,000 shares authorized;

       27,658,565 and 24,734,420 issued and outstanding at
     March 31, 2002 and December 31, 2001, respectively                                  11,095            9,913
     Capital in excess of par value                                                  31,111,120       30,776,417
     Warrants                                                                         4,533,577        3,688,432
     Deficit accumulated during the development stage                               (26,263,856)     (24,125,791)
                                                                                  --------------     ------------
         Total stockholders' equity                                                   9,391,946       10,348,981
                                                                                   -------------    -------------


              Total liabilities, mandatorily redeemable preferred
                   stock, and stockholders' equity                                $  14,861,641    $  14,724,347
                                                                                  =============    =============


                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                   April 25, 1990
                                                                       Three Months Ended          (Inception) to
                                                                            March 31,                 March 31,
                                                                     2002             2001              2002
                                                                -------------     -------------    -------------


Revenue                                                         $      -           $     -           $    161,420



Cost and operating expenses:

   Cost of revenue                                                      -                -               127,580
   Marketing and sales                                                 88,801            44,839        2,919,192
   General and administrative                                       1,341,375           816,474       21,090,691
   Research and development                                           268,304               514        6,616,913
                                                                -------------     -------------    -------------
                                                                    1,698,480           861,827       30,754,376
                                                                -------------     -------------    -------------
     Loss from operations                                          (1,698,480)         (861,827)     (30,592,956)
                                                                --------------    -------------    --------------


Other income (expense):

   Interest, net                                                     (201,325)          (12,293)        (983,017)
   Equity in loss of investees, net                                      -               -              (512,920)
   Gain (loss) on sale of investment                                     -               -             5,829,218
   Other, net                                                        (237,860)            -               89,279
                                                                --------------    -------------    -------------
                                                                     (439,185)          (12,293)       4,422,560
                                                                --------------    --------------   -------------

Loss before provision for income taxes

   and minority interest                                           (2,137,665)         (874,120)     (26,170,396)
Minority interest in income of consolidated subsidiaries               -                 -                 8,575
Provision for income taxes                                               (400)             (400)        (102,035)
                                                                --------------    --------------   --------------

     Net loss                                                      (2,138,065)         (874,520)     (26,263,856)
                                                                ==============    ==============     ============


Preferred stock dividends associated with

   penalties, issued warrants and accretions                         (173,131)           -
                                                                --------------    -------------

Net loss  attributable to Common Stockholders                   $  (2,311,196)    $    (874,520)
                                                                ==============    =============

Basic and diluted net loss per share                            $      (0.09)     $      (0.05)
                                                                =============     =============


Weighted average number of shares of

   common stock, basic and diluted                                 25,512,979        18,096,341
                                                                =============     =============



                      DBS INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                   April 25, 1990
                                                                       Three Months Ended          (Inception) to
                                                                            March 31,                 March 31,
                                                                     2002             2001              2002
                                                                -------------     -------------    -------------


Cash flow from operating activities
   Net loss                                                   $    (2,138,065)     $   (874,520)   $(26,263,856)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                      2,639             2,554         476,229
     Minority interest's share of net loss                               -                 -             (8,575)
     Noncash charges                                                  121,581           216,000       2,457,953
     Amortization of deferred stock-based compensation                   -              112,532       2,486,740
Issuance of options and warrants for services rendered                671,017              -          2,818,191
     Effect of remeasurement of warrants                              237,860              -           (145,913)
     Late registration penalties on convertible debentures             45,000              -             45,000
     Issuance of common stock in connection
       with litigation settlement                                        -                 -            324,391
     Equity in loss of investees, net                                    -                 -            529,972
     Gain on sales of investments                                        -                 -         (5,829,342)
     Allowance for losses on advances                                    -                 -            216,932
     Common stock issued as payment for interest                        4,699              -             11,699
     Decrease (increase) in accounts receivable, prepaid and
       other current assets                                           (67,680)          (28,281)       (100,458)
     Increase (decrease) in accounts payable
       and accrued liabilities                                        852,451          (371,990)      3,435,848
     Increase in customer advances                                       -                 -            400,000
                                                               --------------    --------------   -------------
       Net cash used in operating activities                         (270,498)         (943,705)    (19,145,189)
                                                               ---------------   --------------   --------------


Cash flows from investing activities:
   Proceeds from sale of investment                                      -               -            1,102,486
   Proceeds from Loral settlement                                        -               -            3,573,677
   Purchase of furniture and equipment                                   -               -             (153,218)
   Satellite construction payments                                       -               -          (12,229,907)
   Organization costs                                                                    -              (28,526)
   Repayment (issuance) of note receivable from stockholder              -               -              (31,187)
   Purchase of interest in Continental                                   -               -           (2,292,409)
   Investments and advances                                            (5,000)           -           (2,756,203)
   Net assets of purchased subsidiaries                                  -               -             (147,500)
   Cash transferred from Fi-Tek IV, Inc.
     pursuant to the merger and reorganization                           -               -              156,648
   Cash of divested subsidiary                                           -               -                 (277)
   Purchase of patents                                                   -               -              (18,251)
   Proceeds from repayment of advances to affiliate                      -               -              152,500
   Restricted cash on credit line                                        -               -              300,000
                                                               --------------    --------------   -------------

       Net cash used in investing activities                           (5,000)           -          (12,372,167)
                                                               ---------------   --------------   --------------


Cash flows from financing activities:

   Repayment of borrowing under credit line                              -               -             (300,000)
   Issuance of debentures                                                -               -            5,318,501
   Issuance of Preferred and Common Stock                             185,000           675,372      28,804,614
   Proceeds from issuance of warrants to purchase common stock        120,000            -              120,000
   Redemption of common stock warrants                                   -               -              (19,490)
   Stock issue costs                                                     -              (77,125)     (1,378,611)
   Purchase of shares                                                    -               -               (5,000)
   Payment of debentures                                                 -               -           (1,168,445)
   Proceeds from stockholders' loans                                   37,752            -              585,502
   Payment of stockholders' loans                                        -               -             (351,967)
                                                               --------------    --------------   --------------

       Net cash provided by financing activities                      342,752           598,247      31,605,104
                                                               --------------    --------------   -------------

Net increase (decrease) in cash and cash equivalents                   67,254          (345,458)         87,748
Cash and cash equivalents, beginning of period                         20,494           389,319            -
                                                               --------------    --------------   -------------
Cash and cash equivalents, end of period                       $       87,748    $       43,861   $      87,748
                                                               ==============    ==============   =============



NOTE 1     UNAUDITED INTERIM FINANCIAL STATEMENTS

          The information presented in these condensed consolidated financial statements of DBS Industries, Inc. (DBSI or the Company), its wholly owned subsidiaries, Global Energy Metering Services, Inc. and Newstar Limited, and its majority owned subsidiary, E-SAT, Inc. (collectively, the subsidiaries), is unaudited.

          The condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position of DBSI at March 31, 2002 and the condensed consolidated results of operations and cash flows for the interim periods reported. The results of operations for the 2002 interim period presented are not necessarily indicative of expected results for the full 2002 fiscal year.

          The Company was organized as a Delaware corporation on August 3, 1989. Since inception the Company has been in the development stage. The Company's current business plan is to develop a data communication service using a constellation of low earth orbit satellites and the Internet. The Company's financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these condensed consolidated financial statements. Accordingly, the Company has relied primarily upon obtaining equity capital and debt financing to support its operations. The Company does not expect revenue to exceed costs and expenses in 2002 and, accordingly, will continue to incur losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing alternatives. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of the above uncertainty.

          During fiscal 2001, the Company raised approximately $2.5 million, net of stock issuance costs, from warrant exercises, issuance of debentures, and sale of shares of common and preferred stock. However, the Company will need substantial additional capital, at least $60 million, to construct its proposed E-SAT satellite constellation. Such financing is likely to result in a significant dilution in the equity interests of the current stockholders. The construction of the first two of the six planned satellites was required to be completed by March 2002 pursuant to the terms of the Federal Communications Commission (the FCC) license granted to E-SAT. (See Note 3 - "License Costs".) On March 29, 2002, the Company notified the FCC that it has not achieved this milestone and requested a two-year extension. On May 23, 2002, the Company entered into a contract with an agency of the State of California. (See Note 8 - "Subsequent Events".) The Company believes the implementation of this contract, if successful, would provide a portion, but not all, of the funding for the further development of the E-SAT system. However, there is no assurance that the Company will be able to successfully finance and implement this contract.

          Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in DBSI's 2001 Annual Report on Form 10-K.

NOTE 2   LICENSE COSTS

          In October 1994, the Company and EchoStar formed E-SAT, Inc. (E-SAT) for the purpose of filing with the FCC for a license to operate a low earth orbit satellite system. E-SAT filed with the FCC on November 16, 1994. The Company holds an 80.1% interest in E-SAT. The Company's total investments in, and advances to, E-SAT as of March 31, 2002 were $851,490. The investment is accounted for using the equity method.

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

NOTE 3     LICENSE AND SATELLITE CONSTRUCTION COSTS

          During the construction of its satellite system, the Company is capitalizing all license, design, engineering, launch and construction costs. Such costs amounted to approximately $14.6 million as of March 31, 2002.

          Of that amount, approximately $2 million was paid to Alcatel Space Industries ("Alcatel") for preliminary engineering design review for the Company's system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. On October 8, 1999, the Company signed a contract with Alcatel for the final design, construction and delivery to the launch site of six little low earth orbiting satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the E-SAT system. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. As noted above, the Company paid $2 million in construction payments to Alcatel for engineering specifications. The Company has not made a further payment required by the agreement with Alcatel, due at the end of 1999, of approximately $9.1 million in cash and the equivalent of $5 million in Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for the Company's full system development schedule. Because these services have not been performed, the Company has recorded no liability. As of March 31, 2002, this payment has not been made, and Alcatel therefore has the right to consider this contract void as to further work, and that the contract is therefore not currently in effect. If the Alcatel contract is never brought into effect, the Company retains the engineering specifications provided by Alcatel, which would still be used by the Company's other contractors in the construction of the Company's satellite network.

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

          In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews capitalized satellite construction and FCC license costs for impairment whenever events or  changes  in  circumstances  indicate  that  their  carrying amounts may not be recoverable. The Company's management and Audit Committee of the Board has concluded that no such events or changes in circumstances have occurred and, accordingly, it would be inappropriate to write down the capitalized satellite construction costs as impaired as of March 31, 2002.

          The Company evaluated a number of factors in its consideration of impairment events and changes in circumstances including: (1) whether the Company's failure to meet its FCC milestone requirements would result in termination of the license; (2) whether the assets continue to have value notwithstanding the delay since contracting; (3) whether the Company's failure to bring the Alcatel prime contract into effect prevents the Company from constructing its system; (4) whether the state of difficulties in the satellite financing capital markets were likely to prevent the Company from financing its system in the future;
          (5) whether the telecommunications industry had overcapacity such that there would be no business opportunity for the E-SAT system; and (6) whether the Company's implementation of an Iridium-based system effectively replaced the E-SAT system. In more detail, the Company concluded the following:

          a. The Company believes that its failure to meet its milestones are not likely to result in termination of the license. The Company recognizes that the loss of the FCC license held by its subsidiary E-SAT, Inc. would be a change in circumstance and that the failure to meet certain milestones could lead to a loss of the license. The Company currently lacks adequate financing and time to build and launch two low earth orbiting satellites in advance of the required FCC construction and launch dates of March 2002 and September 2002, respectively. As part of the Company's impairment analysis, the Company received a report and opinion from Leslie Taylor Associates, its regulatory counsel, that the license was likely to be extended. This opinion was based on the satellite construction progress to-date, including the launch of one satellite, and the fact that there were no other pending applicants for the spectrum covered by E-SAT's license. As recommended by Leslie Taylor Associates, on March 29, 2002, E-SAT filed the request for an extension of milestones with the FCC and is awaiting a reply. Based on these facts, the Company believes, while there is no guarantee, that the FCC will grant the extension and that it is therefore not in imminent danger of losing its FCC license but will continue to monitor the situation for any changes.

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

          c. The Company believes that its failure to bring the Alcatel prime contract into effect does not prevent the Company from constructing its system. The Company's contract with Alcatel called for a payment by the Company at the end of 1999 that has not been paid to-date and, as a result, Alcatel has the option to terminate the contract. Alcatel has not indicated to the Company that it intends to terminate the contract, and the Company believes that Alcatel would seek to bring the contract into effect when the Company receives financing. In addition, the Company believes that alternative suitable prime contractors are currently available to manage construction as prime contractor, including Surrey Satellite, for a significantly lower cost than negotiated with Alcatel, and so the Company may not choose to reinstate the Alcatel contract. As noted above, the Company has received viable assets consisting of engineering specifications and analysis in return for the $2.1 million paid to Alcatel.

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

          The Company believes that if the funding necessary to complete the satellite network and to remain a going concern is obtained, the capitalized satellite construction costs will be recoverable from future operating cash flows. On May 23, 2002, the Company entered into a Demand Reserves Authority Provider Agreement with the California Power Authority to implement a satellite-based (using Iridium capacity) automated conservation system design to conserve significant electrical usage on demand at peak or emergency times. The Company believes that implementation of this program, if successful, would provide a portion, but not all, of the funding for the further development of the E-SAT system. There is no assurance that the Company will be able to successfully finance and implement this contract, however. Should the FCC extension request be denied, or any of the other above factors materially change, the Company may be required to record an impairment of the capitalized satellite construction costs.


NOTE 4     CUSTOMER ADVANCES

          The Company's wholly-owned subsidiary, Global Energy Metering Services, Inc. (GEMS), is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, GEMS would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. As of December 31, 1998, this purchase order had been suspended by both parties when the Argos System, with which the radio units communicated, became unavailable. The $400,000 in milestone payments received are reported as customer advances on the accompanying balance sheet. These milestone payments could be subject to refund in whole or in part.

NOTE 5     CONVERTIBLE DEBENTURES

          On August 31, 2001, the Company sold to an accredited investor an aggregate of $500,000 principal amount of convertible debentures due August 31, 2006, together with warrants to purchase up to an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $1.06 per share. The Company accrues simple interest on the $500,000 at the rate of 6% per annum. As of March 31, 2002, the Company accrued $23,300 in interest expense relating to these debentures. The principal and accrued interest are convertible into shares of Common Stock of the Company at the lower of (i) a fixed conversion price equal to $.98 (maximum conversion price) or (ii) a variable conversion price equal to 85% of the market price, but in no event lower than $.21 per share (minimum conversion price).

          On March 8, 2002, the holder of the above Convertible Debenture converted $150,000 into 714,286 shares of Common Stock at $.21 per share and elected to receive 22,381 shares of Common Stock of the Company in lieu of accrued interest of $4,700.

          Emerging Issues Task Force (EITF) Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as clarified by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", requires the Company to compute the Beneficial Conversion Feature
          (BCF) of the convertible debt. Therefore, a BCF of approximately $223,000 was recorded as a debt discount and is amortized as interest expense over the five-year life of the debenture. Additionally, the Company estimated the value of the warrant, using the Black Scholes model, at approximately $134,000 and recorded it as a debt discount. This amount will also be amortized over the five-year life of the debenture. As of March 31, 2002, the Company has recorded approximately $136,400 as interest expense relating to the amortization of the value of the warrants and BCF and the portion of the BCF and debt discount attributed to the converted debentures.

NOTE 6     NET LOSS PER SHARE

          Basic net loss per share is computed based on the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Options and warrants to purchase 31,381,225 shares of common stock with exercise prices from $0.10 to $5.60 were outstanding as of March 31, 2002 and were excluded from the net loss per share calculation for the three month period then ended as they have the effect of decreasing net loss per share. Options and warrants to purchase 9,127,286 shares of common stock with exercise prices from $0.39 to $5.60 were outstanding as of March 31, 2001 and were excluded from the net loss per share calculation for the quarter then ended as they have the effect of decreasing net loss per share.


NOTE 7     EQUITY TRANSACTIONS

          Equity Transactions with Non-Employees

          On January 30, 2002, the Company granted a warrant to purchase 100,000 shares of its Common Stock to a consultant for services rendered, and to be rendered, between January 30, 2002 and July 31, 2002. The warrant is exercisable for three years from date of grant at $0.10 per share with 10,000 shares vested at the date of the grant and the remaining 90,000 vesting in increments of 15,000 each month for six months. The fair value of the vested warrants is being calculated on a monthly basis using the Black-Scholes option pricing model. As of March 31, 2002, a total of $5,240 had been recorded as consulting expense.

          On February 1, 2002, the Company granted a warrant to purchase 12,000 shares of its Common Stock to a consultant for services rendered. The warrant is exercisable for four years from the date of grant at $.12 per share and vests 2,000 each month for six months from the date of grant. The fair value of the vested warrants is being calculated on a monthly basis using the Black-Scholes option pricing model. As of March 31, 2002, a total of $230 had been recorded as consulting expense.

          On March 8, 2002, a Series A preferred stockholder converted 2,000 Series A preferred shares into 35,294 shares of Common Stock of the Company at $1.70 per share.

          On March 18, 2002, Series B preferred stockholders converted 24 Series B preferred shares into 375,000 shares of Common Stock of the Company at $.064 per share. The preferred stockholders elected to receive 54,286 shares of Common Stock of the Company at $.064 in lieu of accrued cash dividends of $3,474. A beneficial conversion feature of $80,000 was recorded as a preferred dividend in relation to the conversion.


          Equity Transactions with Employees

          In January 2002, the Company issued 19,565 shares of Common Stock to a director for past services on the Board. The fair value of such shares, which amounted to $9,000, was recorded as an expense.

          On February 5, 2002, in exchange for cancellation of loans and interest to the Company totaling $66,500, six warrants were granted to a director of the Company to purchase an aggregate of 6,650,000 shares of Common Stock of the Company at $0.10 per share. Each warrant is exercisable for a short period of time as follows: Warrant 1 for

          1,100,000  shares is exercisable  until March 15, 2002;  Warrant 2 for
          1,100,000  shares is exercisable  until April 15, 2002;  Warrant 3 for
          1,100,000  shares is  exercisable  until May 15,  2002;  Warrant 4 for
          1,100,000 shares is exercisable until June 15, 2002; Warrant 5 for 1,100,000 shares is exercisable until July 15, 2002; and Warrant 6 for 1,150,000 shares is exercisable until August 15, 2002. If Warrants Nos. 1, 2 and/or 3 or a portion thereof are exercised prior to their expiration dates, replacement warrants to purchase the number of shares exercised, up to 1,100,000 shares, are issued and exercisable for six months from the date of each exercise at $0.10 per share. On March 7, 2002, Warrant 1 was exercised in full and the Company issued 1,100,000 restricted shares of Common Stock and a replacement warrant to purchase an additional 1,100,000 shares of Common Stock at $0.10 per share. On March 25, 2002 a portion of Warrant 2 was exercised for 50,000 shares and the Company issued 50,000 restricted shares of Common Stock and a replacement warrant to purchase an additional 50,000 shares of Common Stock at $0.10 per share.

          On February 5, 2002, the Company granted to a newly appointed member of the Board of Directors non-qualified options under the 2000 Stock Option Plan to purchase 13,333 shares of Common Stock exercisable for ten years at $0.10 per share.

          Also on February 5, 2002, a non-plan, non-qualified option to purchase 450,000 shares of Common Stock exercisable for ten years at $0.12 per share was granted to the Company's Chief Operating Officer.

          On March 1, 2002, the Company granted a non-plan, non-qualified option to a director to purchase 450,000 shares of its Common Stock for financial officer consulting services rendered. The fair value of such options, which amounted to $51,750, was recorded as general and administrative expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 122%, expected life of ten years, risk free interest of 5%, and underlying stock prices of $0.12 at the time of grant.

          On March 4, 2002, the Company received proceeds in a private placement of $100,000 from its Chief Executive Officer, through an affiliated business entity of that individual. Of the $100,000 proceeds, $30,000 was received by the Company in exchange for warrants to purchase an aggregate of 2,250,000 shares of Common Stock at the then current market price of $0.12 per share; and $70,000 was received by the Company upon exercise of certain of those warrants. Each of the warrants purchased is exercisable for a short period of time as follows: Warrant 1 for 416,666 shares is exercisable until April 4, 2002; Warrant 2 for 416,666 shares is exercisable until May 4, 2002; Warrant 3 for 416,667 shares is exercisable until June 4, 2002;
          Warrant 4 for 416,667 shares is exercisable until July 4, 2002; Warrant 5 for 416,667 shares is exercisable until August 4, 2002; and Warrant 6 for 416,667 shares is exercisable until September 4, 2002. If Warrants Nos. 1, 2 and/or 3 or a portion thereof are exercised prior to their expiration dates, replacement warrants to purchase the number of shares exercised, up to 416,666, shares are issued and exercisable for six months from the date of each exercise at $0.12 per share. Of the $100,000 proceeds, $70,000 was received from the full exercise of Warrant 1 for 416,666 shares and partial exercise of Warrant 2 for 166,667 shares. In accordance with the terms of each warrant, the Company issued 416,666 shares and 166,667 restricted shares of Common Stock of the Company, and two replacement warrants to purchase an additional 416,666 and 166,667 shares of Common Stock of the Company at $0.12 per share.

          On March 7, 2002, the Company received proceeds in a private placement of $200,000 from a director. Of the $200,000 proceeds, $90,000 was received by the Company in exchange for warrants to purchase an aggregate of 7,500,000 shares of Common Stock at the then current market price of $0.12 per share, and $110,000 was received by the Company in exercise of certain warrants granted on February 5, 2002. Each of the warrants purchased is exercisable for a short period of time as follows: Warrant 1 for 1,250,000 shares is exercisable until September 15, 2002; Warrant 2 for 1,250,000 shares is exercisable until October 15, 2002; Warrant 3 for 1,250,000 shares is exercisable until November 15, 2002; Warrant 4 for 1,250,000 shares is exercisable until December 15, 2002; Warrant 5 for 1,250,000 shares is exercisable until January 15, 2003; and Warrant 6 for 1,250,000 shares is exercisable until February 15, 2003. If Warrants Nos. 1, 2 and/or 3 or a portion thereof are exercised prior to their expiration dates, replacement warrants to purchase the number of shares exercised, up to 1,250,000 shares, are issued and exercisable for six months from the date of each exercise at $0.12 per share. Of the $200,000 proceeds, $110,000 was received from the full exercise of a warrant granted February 5, 2002 for 1,100,000 shares at $.10 per share. In accordance with the terms of the warrant, the Company issued 1,100,000 restricted common shares, and a replacement warrant to purchase an additional 1,100,000 shares of Common Stock at $0.10 per share. Also, pursuant to the terms of this March 7, 2002 investment, the director has a 33% anti-dilution protection through March 8, 2003, if he invests an additional $1.4 million in the Company prior to that date. Such anti-dilution protection is limited to the authorized outstanding shares of Common Stock of the Company.

          The warrants with reloads sold to a director and the Chief Executive Officer on February 5, 2002, March 4, 2002 and March 7, 2002 were valued by an independent valuation specialist. The fair value of the warrants was determined to be $800,628. The difference of $612,128 between the purchase price of the warrants and their fair value was recorded as general and administrative expense.


NOTE 8     SUBSEQUENT EVENTS

          On April 15, 2002, the Company received $105,000 upon the exercise of a warrant by a director of the Company. In accordance with the terms of the warrant, the Company issued 1,050,000 restricted shares of Common Stock and a replacement warrant to purchase an additional 1,050,000 shares of Common Stock at $0.10 per share.

          Also on April 15, 2002, the Company received approximately $80,000 upon the exercise of warrants to purchase an aggregate of 666,666 shares held by an affiliated business entity of the Company's Chief Executive Officer. In accordance with the terms of the warrants, the Company issued 666,666 restricted shares of Common Stock and replacement warrants to purchase an additional 666,666 shares of Common Stock at $0.12 per share.

          On May 3, 2002, the holder of a Convertible Debenture converted the remaining balance of $350,000 into 1,169,787 shares of Common Stock at $.2992 per share and elected to receive 47,571 shares of Common Stock in lieu of accrued cash dividends of $14,233.

          On May 8, 2002, the Company granted a warrant to purchase 50,000 shares of its Common Stock to a consultant for services rendered. The warrant is exercisable for three years from the date of grant at $.40 per share.

          On May 10, 2002, the Company received approximately $200,000 upon the exercise of warrants to purchase an aggregate of 666,668 shares held by an affiliated business entity of the Company's Chief Executive Officer.

          On May 15, 2002, a director exercised his Warrant 3 for 1,100,000 shares. In accordance with terms of the warrant, the Company issued 1,100,000 restricted shares of Common Stock and a replacement warrant to purchase an additional 1,100,00 shares of Common Stock at $0.10 per share exercisable for six months from date of grant.

          On May 17, 2002, the Company granted a warrant to purchase 20,000 shares of its Common Stock to a consultant for services rendered. The warrant is exercisable for three years from the date of grant at $.42 per share.

          On May 23, 2002, the Company entered into a Demand Reserves Authority Provider Agreement with the California Consumer Power and Conservation Authority to Implement a satellite-based (using Iridium capacity) automated conservation system designed to conserve significant electrical usage on demand at peak or emergency time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS


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

During the intervening years, we raised financing and began the development of a Little LEO satellite system (the "E-SAT system") to provide automated meter reading and short messaging services. We signed a contract with Eurockot for the launch of the satellites, a contract with Surrey Satellite for the development of ground stations and the satellite bus and a contract with Alcatel for the engineering and production of the satellites (this work was subsequently transferred to Surrey Satellite). However, we have been unable to secure financing to complete the launch and commercialization of the satellite system

On June 2, 2001, we signed a seven-year operator-to-operator agreement with Iridium Satellite LLC to provide remote monitoring and control services to the energy industry. Through this agreement, we hope to begin providing specialized satellite-based data services using Iridium's commercially available satellite network during fiscal 2002.

On June 14, 2001, we demonstrated to California state officials how a satellite-based energy control system could curtail electricity consumption by temporarily deactivating air conditioning units located on the rooftops of California shopping malls. Shortly thereafter, we commenced negotiations with the State of California to provide satellite-based energy management services. On April 12, 2002, the California Power Authority approved a Demand Reserves
Program  that  was   essentially   based  on  our   proposals,   and  authorized
negotiations. Effective May 23, 2002, we entered into a five-year, Demand Reserves Provider Agreement with the California Power Authority. Under the agreement, we shall provide a minimum of 200 megawatts and a maximum of 360 megawatts of daily available demand reduction from qualified end users. This minimum and maximum of daily available demand reduction increases to 400 megawatts and 560 megawatts, respectively, effective June 1, 2003. We are currently seeking financing to implement and complete the engineering and deployment of the automated load curtailment system which is estimated to cost approximately $15 to $20 million over the next two years. In addition, we are in the process of signing up customers to participate in the program.

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

Throughout the first quarter of fiscal 2002, we have focused on this strategy, reducing operating expenses and concentrating our efforts on raising short-term and strategic financing, while establishing a current operating business utilizing the existing satellite capacity held by Iridium.

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

The current circumstances in the satellite and telecommunications industry, as well as in the financial markets, particularly in relation to technology stocks, have led to delays in our ability to raise short-term operating capital. Our right to raise capital by selling common shares to the Torneaux Fund has been limited by our stock price, which, during the first quarter of fiscal 2002 has been below the contractual minimum threshold price of $1.00 per share. Any sale of shares to the Torneaux Fund at prices below that threshold price requires Torneaux's approval. As a result of deficiencies in short-term capital raising, we have delayed payment to many of our vendors, and certain of our employees. As of March 31, 2002, our cash and cash equivalents amounted to $87,748 while our current liabilities, including amounts owed to employees, amounted to
$4,833,273. Throughout the first quarter of fiscal 2002, we have continued to focus on reducing operating expenses while concentrating our efforts on raising short-term and strategic financing and establishing a current operating business utilizing the existing satellite capacity held by Iridium.

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

Critical Accounting Policy

During the construction of its E-SAT system, the Company is capitalizing all license, design, engineering, launch and construction costs. Such costs amounted to approximately $14.6 million as of March 31, 2002. Because of our difficulties in financing construction of the E-SAT system and resulting inability to meet required FCC milestones, the Company reviews its capitalized satellite construction and FCC license costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The Company's management and Audit Committee of the Board concluded no such event or changes in circumstances exist and, accordingly, it would be inappropriate to write down the capitalized satellite construction costs as impaired as of March 31, 2002.

In  reaching  this  conclusion,  the  Company  applied  Statement  of  Financial
Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under this standard, the Company periodically reviews whether there have been events or changes in circumstances that indicate that the carrying amount of the satellite construction costs may not be recoverable. If an impairment event exists, the amount of the impairment loss, if any, would be calculated based on the excess of the carried amount of the assets over their fair value.

Of the capitalized amounts, approximately $2 million was paid to Alcatel Space Industries ("Alcatel") for preliminary engineering design review for the Company's system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. On October 8, 1999, the Company signed a contract with Alcatel for the final design, construction and delivery to the launch site of six Little Low earth orbiting satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the E-SAT system. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. As noted above, the Company paid $2 million in construction payments to Alcatel for engineering specifications. The Company has not made a further payment required by the agreement with Alcatel, due at the end of 1999, of approximately $9.1 million in cash and the equivalent of $5 million in Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for the Company's full system development schedule. Because these services have not been performed, the Company has recorded no liability. As of December 31, 2001, this payment has not been made, and Alcatel therefore has the right to consider this contract void as to further work, and that the contract is therefore not currently in effect. If the Alcatel contract is never brought into effect, the Company retains the engineering specifications provided by Alcatel, which would still be used by the Company's other contractors in the construction of the Company's satellite network.

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

The Company evaluated a number of factors in its consideration of whether an impairment event has incurred, including: (1) whether the Company's failure to meet its FCC milestone requirements would result in termination of the license;
(2) whether the assets continue to have value notwithstanding the delay since contracting; (3) whether the Company's failure to bring the Alcatel prime contract into effect prevents the Company from constructing its system; (4) whether the state of difficulties in the satellite financing capital markets were likely to prevent the Company from financing its system in the future; (5) whether the telecommunications industry had overcapacity such that there would be no business opportunity for the E-SAT system; and (6) whether the Company's implementation of an Iridium-based system effectively replaced the E-SAT system. In more detail, the Company concluded the following:

     1. The Company believes that its failure to meet its milestones are not likely to result in termination of the license. The Company recognizes that the loss of the FCC license held by its subsidiary E-SAT, Inc. would be a change in circumstance and that the failure to meet certain milestones could lead to a loss of the license. The Company currently lacks adequate financing and time to build and launch two Low earth orbiting satellites in advance of the required FCC construction and launch dates of March 2002 and September 2002, respectively. As part of the Company's impairment analysis, the Company received a report and opinion from Leslie Taylor Associates, its regulatory counsel, that the license was likely to be extended. This opinion was based on the satellite construction progress to-date, including the launch of one satellite, and the fact that there were no other pending applicants for the spectrum covered by E-SAT's license. As recommended by Leslie Taylor Associates, on March 29, 2002 E-SAT filed the request for an extension of milestones with the FCC and is awaiting a reply. Based on these facts, the Company believes, while there is no guarantee, that the FCC will grant the extension and that it is therefore not in imminent danger of losing its FCC license, but will continue to monitor the situation for any changes.

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

     3. The Company believes that its failure to bring the Alcatel prime contract into effect does not prevent the Company from constructing its system. The Company's contract with Alcatel called for a payment by the Company at the end of 1999 that has not been paid to-date and, as a result, Alcatel has the option to termination the contract. Alcatel has not indicated to the Company that it intends to terminate the contract, and the Company believes that Alcatel would seek to bring the contract into effect when the Company receives financing. In addition, the Company believes that alternative suitable prime contractors are currently available to manage construction as prime contractor, including Surrey Satellite, for a significantly lower cost than negotiated with Alcatel, and so the Company may not choose to reinstate the Alcatel contract. As noted above, the Company has received viable assets consisting of engineering specifications and analysis in return for the $2.1 million paid to Alcatel.

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

The Company believes that if the funding necessary to complete the satellite network and to remain a going concern is obtained, the capitalized satellite construction costs will be recoverable from future operating cash flows. On May 23, 2002, the Company entered into a Demand Reserves Authority Provider Agreement with the California Power Authority to implement a satellite-based (using Iridium capacity) automated conservation system design to conserve significant electrical usage on demand at peak or emergency times. The Company believes that implementation of this program, if successful, would provide a portion, but not all, of the funding for the further development of the E-SAT system. There is, however, no assurance that the Company will be able to successfully finance and implement this contract. Should the FCC extension request be denied, or any of the other above factors materially change, the Company may be required to record an impairment of the capitalized satellite construction costs.

Results of Operations

Revenues

     The Company remains in the development stage and did not generate revenues in either the quarter ended March 31, 2002 or March 31, 2001.

Operating Expenses

     Total operating expenses for the quarters ended March 31, 2002 and 2001 were $1,698,480 and $861,827, respectively. DBSI's operating expenses are related to marketing and sales expenses, general and administrative expenses, and research and development expenses.

Marketing and Sales Expenses

     Marketing and sales expenses are primarily the costs of personnel (including non-cash stock compensation) and travel. Marketing and sales expenses for the three months ended March 31, 2002 and 2001 were $88,801 and $44,839, respectively. The increase of $43,962 is primarily due to increased consulting fees incurred on the California Power Authority project.

General and Administrative Expenses

     General and administrative expenses include the costs of finance, legal, administrative and general management functions of DBSI. General and administrative expenses for the three months ended March 31, 2002 and 2001 were $1,341,375 and $816,474, respectively. The increase of $524,901 was primarily due to the increase compensation expense of $734,128, including expense related to sales of warrants as discussed below, and an increase in legal fees of $25,000, offset by a decrease in consulting fees of $285,000. During the quarter ended March 31, 2002, in order to finance its operations, the Company issued six warrants to a director of the Company to purchase an aggregate of 6,650,000 shares of Common Stock of the Company at $0.10 per share in exchange for cancellation of loans and interest to the Company totaling $66,500. In addition, in order to finance operations, the Company sold warrants to purchase an aggregate of 2,250,000 shares of Common Stock at the then current market price of $0.12 per share for $30,000 to the Company's Chief Executive Officer and sold warrants to purchase an aggregate of 7,500,000 shares of Common Stock at the then current market price of $0.12 per share for $90,000 to a director of the Company. Based on a valuation by an independent valuation specialist, the value attributed to these warrants, which include warrant reloads, sold to the director and Chief Executive Officer amounted to $800,628. The difference between the warrant value and warrant purchase price was $612,128 and was recorded as general and administrative expense. See Liquidity and Capital Resources below.

Research and Development Expenses

     Research and development expenses primarily represent the costs incurred to develop the system to be used for the California Power Authority contract. Research and development expenses for the three months ended March 31, 2002 and 2001 were $268,304 and $514, respectively. The increase was due to consulting fees incurred on the California Power Authority project.

Other Income (Expense)

     We experienced a non-operating loss of $493,185 and $12,693 for the quarters ended March 31, 2002 and 2001, respectively. The increase is primarily due to (1) an increase in interest expense of approximately $201,325 arising from the issuance of convertible debentures in the amount of $500,000 in August of 2001 and to the amortization of the Beneficial Conversion Feature contained in and debt discount related to the convertible debenture and (2) the remeasurement of warrants included in liabilities of $237,860.

Net Loss

     Our net loss for the quarter ended March 31, 2002 and 2001 was $2,138,065 and $874,520, respectively. The increase in net loss was due to increased expenditures attributable to the California Power Authority project.

Liquidity and Capital Resources

     The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly expenses averaged approximately $460,000 per month during the first quarter of fiscal 2002, compared to $291,000 during the first quarter of fiscal 2001. If we proceed to raise sufficient financing, expenses will increase during fiscal 2002 with the demands of increased efforts in developing our systems and in implementing our business plan. Additional capital will be necessary to expand operations and continue current operations.

     During the quarter ended March 31, 2002, we received approximately $23,750 in loans from stockholders. We also received proceeds from the exercise of warrants totaling $185,000. Additionally, during the quartered ended March 31, 2002, the Company sold six warrants to a director of the Company to purchase an aggregate of 6,650,000 shares of Common Stock at $0.10 per share in exchange for cancellation of loans and interest to the Company totaling $66,500. The loans were made during fiscal 2001. Further, the Company sold warrants to purchase an aggregate of 2,250,000 shares of Common Stock at the then current market price of $0.12 per share for $30,000 to the Company's Chief Executive Officer and sold warrants to purchase an aggregate of 7,500,000 shares of Common Stock at the then current market price of $0.12 per share for $90,000 to a director of the Company. In determining the value of the warrants, the board considered, among other factors, the financial condition of the Company, lack of revenues, the Company's current obligations and working capital needs and that the Company had sought various sources of financing with no success. Based on an independent valuation, the value attributed to these warrants sold to the director and Chief Executive Officer amounted to $800,628. The difference between the warrant value and warrant purchase price was $612,128 and is recorded as compensation expense as discussed above. In determining the warrant valuation, among the items considered by the valuation specialist were the exercise price of the warrants, the historical stock price of the Company, the reload feature and the exercise period of the warrants. However, the valuation did not take into consideration the financial condition of the Company.

     We had cash and cash equivalents of $87,748 as of March 31, 2002 and negative working capital of $4,625,864 as of March 31, 2002.

     Until we are able to either: 1) successfully implement our program with the California Power Authority to provide satellite-based energy management services, or 2) develop, construct and operate the E-SAT system and derive revenues therefrom, we must continue to rely solely on outside sources to raise cash for our operations.

     Net cash used in operating activities for the three months ended March 31, 2002 was $301,498. This resulted from a net loss of $1,379,477, offset primarily by (1) Common Stock issued for consulting services in the amount of $26,871, (2) the effect of remeasurement of warrants in the amount of $237,860, and (3) an increase in accounts payable and accrued liabilities by $866,451, and increased by a reduction in accounts receivable, prepaid and other current assets of $67,680.

     Net cash used in investing activities for the three months ended March 31, 2002, was $5,000 as compared to $0 for the quarter ended March 31, 2001. Due to the Company's focus on its financing efforts, no fixed assets were purchased nor payments made for the construction of its satellite system.

     Net cash provided by financing activities for the three months ended March 31, 2002, was $373,752 as compared to $598,247 for the three months ended March 31, 2001. Net cash provided by financing activities during the quarter ended March 31, 2002 was related primarily to proceeds from the sale of warrants in the amount of $185,000, the exercise of warrants in the amount of $120,000, and loans from stockholders in the amount of $23,752.

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

     As of June 4, 2002, the Company has outstanding options, warrants or other commitments to issue 33,556,433 shares of Common Stock. In addition to those outstanding commitments, pursuant to an investment by Mr. Apatoff, a director of the Company, on March 7, 2002, the Company is required to issue reload warrants for 3,750,000 shares of Common Stock if certain warrants are exercised during 2002. Also, pursuant to the terms of this March 7, 2002 investment, Mr. Apatoff has 33% anti-dilution protection through March 8, 2003, if he invests an additional $1.4 million in the Company prior to that date. Such anti-dilution protection is limited to the authorized outstanding shares of Common Stock of the Company.

Risks and Uncertainties Affecting Future Operating Results

     A number of factors could cause future results to differ materially from historic results. In addition to the risks described below, you should also carefully review the risk factors detailed in our Annual Report on Form 10-K for the period ended December 31, 2001 and other reports or documents we file from time to time with the Securities and Exchange Commission. We are a development stage company and as of March 31, 2002, we had generated no revenues. Given our limited operating history and lack of revenues, no assurances can be given that we will be able to construct and implement our systems, and, if implemented, to develop a sufficiently large customer base to be profitable.

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

     Our contract with the State of California for energy management services is subject to a number of risks. Some of these risks are that we will need additional financing to build and operate the Irdium-based system, that the state may not pay in a timely manner or at all, that the state may not grant a blackout exemption which we believe will be required by shopping malls to participate in agreeing to have their electricity usage curtailed, that even with such a blackout exemption participants may not sign up, that we may be unable to install our equipment, that our system design may be more costly than anticipated or may be flawed, and that the system may not work correctly.

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

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  RECENT SALES IN UNREGISTERED SECURITIES

(a) In January 2002, the Company issued 19,565 shares of Common Stock to a director for past services on the Board. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

(b) On January 30, 2002, the Company granted a warrant to purchase 100,000 shares of its Common Stock to a consultant for services rendered, and to be rendered, between January 30, 2002 and July 31, 2002. The warrant is exercisable for three years from date of grant at $0.10 per share with 10,000 shares vested at the date of the grant and the remaining 90,000 vesting in increments of 15,000 each month for six months. The fair value of the vested warrants is being calculated on a monthly basis using the Black-Scholes option pricing model. As of March 31, 2002, a total of $5,240 had been recorded as consulting expense. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

(c) On February 1, 2002, the Company granted a warrant to purchase 12,000 shares of its Common Stock to a consultant for services rendered. The warrant is exercisable for four years from the date of grant at $.12 per share and vests 2,000 each month for six months from the date of grant. The fair value of the vested warrants is being calculated on a monthly basis using the Black-Scholes option pricing model. As of March 31, 2002, a total of $230 had been recorded as consulting expense. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

(d) On February 5, 2002, in exchange for cancellation of loans and interest to the Company totaling $66,500, six warrants were granted to a director of the Company to purchase an aggregate of 6,650,000 shares of Common Stock of the Company at $0.10 per share. Each warrant is exercisable for a short period of time as follows: Warrant 1 for 1,100,000 shares is exercisable until March 15, 2002; Warrant 2 for 1,100,000 shares is exercisable until April 15, 2002; Warrant 3 for 1,100,000 shares is exercisable until May 15, 2002; Warrant 4 for 1,100,000 shares is exercisable until June 15, 2002; Warrant 5 for 1,100,000 shares is exercisable until July 15, 2002; and
     Warrant 6 for 1,150,000 shares is exercisable until August 15, 2002. If Warrants Nos. 1, 2 and/or 3 or a portion thereof are exercised prior to their expiration dates, replacement warrants to purchase the number of shares exercised, up to 1,100,000 shares, are issued and exercisable for six months from the date of each exercise at $0.10 per share. On March 7, 2002, Warrant 1 was exercised in full and the Company issued 1,100,000 restricted shares of Common Stock and a replacement warrant to purchase an additional 1,100,000 shares of Common Stock at $0.10 per share. On March 25, 2002 a portion of Warrant 2 was exercised for 50,000 shares and the Company issued 50,000 restricted shares of Common Stock and a replacement warrant to purchase an additional 50,000 shares of Common Stock at $0.10 per share. The transaction was exempt from registration in reliance upon
     Section 4(2) of the Securities Act.

(e) On February 5, 2002, the Company granted to a newly appointed member of the Board of Directors non-qualified options under the 2000 Stock Option Plan to purchase 13,333 shares of Common Stock exercisable for ten years at $0.10 per share. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

(f) Also on February 5, 2002, a non-plan, non-qualified option to purchase 450,000 shares of Common Stock exercisable for ten years at $0.12 per share was granted to the Company's Chief Operating Officer. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

(g) On March 1, 2002, the Company granted a non-plan, non-qualified option to a director to purchase 450,000 shares of its Common Stock for consulting services rendered. The warrant is exercisable for ten years from the date of the grant at $.12 per share. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

(h) On March 4, 2002, the Company received proceeds in a private placement of $100,000 from its Chief Executive Officer, through an affiliated business entity of that individual. Of the $100,000 proceeds, $30,000 was received by the Company in exchange for warrants to purchase an aggregate of 2,250,000 shares of Common Stock at the then current market price of $0.12 per share; and $70,000 was received by the Company upon exercise of certain of those warrants. Each of the warrants purchased is exercisable for a short period of time as follows: Warrant 1 for 416,666 shares is exercisable until April 4, 2002; Warrant 2 for 416,666 shares is exercisable until May 4, 2002; Warrant 3 for 416,667 shares is exercisable until June 4, 2002; Warrant 4 for 416,667 shares is exercisable until July 4, 2002; Warrant 5 for 416,667 shares is exercisable until August 4, 2002; and Warrant 6 for 416,667 shares is exercisable until September 4, 2002. If Warrants Nos. 1, 2 and/or 3 or a portion thereof are exercised prior to their expiration dates, replacement warrants to purchase the number of shares exercised, up to 416,666, shares are issued and exercisable for six months from the date of each exercise at $0.12 per share. Of the $100,000 proceeds, $70,000 was received from the full exercise of Warrant 1 for 416,666 shares and partial exercise of Warrant 2 for 166,667 shares. In accordance with the terms of each warrant, the Company issued 416,666 shares and 166,667 restricted shares of Common Stock of the Company, and two replacement warrants to purchase an additional 416,666 and 166,667 shares of Common Stock of the Company at $0.12 per share. The transactions were exempt from registration in reliance upon Section 4(2) of the Securities Act.

(i) On March 7, 2002, the Company received proceeds in a private placement of $200,000 from a director. Of the $200,000 proceeds, $90,000 was received by the Company in exchange for warrants to purchase an aggregate of 7,500,000 shares of Common Stock at the then current market price of $0.12 per share, and $110,000 was received by the Company in exercise of certain warrants granted on February 5, 2002. Each of the warrants purchased is exercisable for a short period of time as follows: Warrant 1 for 1,250,000 shares is exercisable until September 15, 2002; Warrant 2 for 1,250,000 shares is exercisable  until  October 15,  2002;  Warrant 3 for  1,250,000  shares is exercisable  until  November 15, 2002;  Warrant 4 for  1,250,000  shares is exercisable  until  December 15, 2002;  Warrant 5 for  1,250,000  shares is exercisable until January 15, 2003; and Warrant 6 for 1,250,000 shares is exercisable until February 15, 2003. If Warrants Nos. 1, 2 and/or 3 or a portion thereof are exercised prior to their expiration dates, replacement warrants to purchase the number of shares exercised, up to 1,250,000 shares, are issued and exercisable for six months from the date of each exercise at $0.12 per share. Of the $200,000 proceeds, $110,000 was received from the full exercise of a warrant granted February 5, 2002 for 1,100,000 shares at $.10 per share. In accordance with the terms of the warrant, the Company issued 1,100,000 restricted common shares, and a replacement warrant to purchase an additional 1,100,000 shares of Common Stock at $0.10 per share. The transactions were exempt from registration in reliance upon Section 4(2) of the Securities Act.

(j) On March 8, 2002, a Series A preferred shareholder converted 2,000 Series A preferred shares into 35,294 shares of Common Stock of the Company at $1.70 per share. The transaction was exempt from registration in reliance upon
     Section 4(2) of the Securities Act.

(k) On March 18, 2002, Series B preferred shareholders converted 24 Series B preferred shares into 375,000 shares of Common Stock of the Company at $.064 per share. The preferred shareholders elected to receive 54,286 shares of Common Stock of the Company at $.064 in lieu of accrued cash dividends of $3,474. The transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:


     Report on Form 8-K filed on May 30, 2002 reporting the signing of a Demand Reserves Provider Agreement with the California Power Authority of the State of California.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DBS INDUSTRIES, INC.




DATE:  June 17, 2002                  By:      /s/ Fred W. Thompson
                                              ---------------------------------
                                              FRED W. THOMPSON
                                              President
                                              Chief Financial Officer