Form 10KSB/A
period 2001-12-31
DBS INDUSTRIES INC
filed 2002-07-23
CIK 857502

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                  FORM 10-KSB/A
                                AMENDMENT NO. 1

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

The number of shares outstanding of registrant's only class of Common Stock, as of July 5, 2002, was 35,726,034 shares of its Common Stock, par value $.0004 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previous Form 10-KSBs, Form 8-Ks, and its Registration Statements on Form SB-2.


Exhibit Index is located at Page 52.

                                    PART I

ITEM 1.  BUSINESS

Overview

The Company

DBS Industries, Inc. is dedicated to providing innovative satellite and telecommunications based solutions for the monitoring and control of energy and critical natural resources and their often-inaccessible remote infrastructure. Through our ten years of development experience in satellite system design and energy monitoring and control, we have developed expertise that enabled us to develop what we believe is a currently marketable data messaging system and obtained control over a satellite license that we believe will significantly aid the future expansion of our service. We are a development stage company and have an accumulated net loss since inception of more than $24 million and negative working capital of more than $3 million. Due to our losses and negative cash flows from operating activities since inception and our need for additional financing, our independent accountants have expressed substantial doubt about our ability to continue as a going concern.

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

To date, we have not recognized any significant revenue. We plan to begin providing our data messaging services on a commercial basis during 2002, utilizing the satellite capacity we contracted from Iridium Satellite.

In June 2001, following the first successful demonstration of turning on and off a 60-ton shopping mall air conditioner by satellite before representatives of the California governor's office and the media, we entered into negotiations with the State of California to provide satellite-based energy management services. On May 23, 2002, we entered into a Demand Reserves Provider Agreement with the California Consumer Power and Conservation Financing Authority, commonly referred to as the California Power Authority, to implement a satellite-based automated conservation system designed to conserve significant electrical usage on demand at peak or emergency times. Under the contract, we shall provide a minimum of 200 megawatts and a maximum of 360 megawatts of daily available demand reduction from qualified end users. This minimum and maximum of daily available demand reduction increases to 400 megawatts and 560 megawatts, respectively, effective June 1, 2003. We are currently seeking financing to implement and complete the engineering, deployment, and operation of the automated load curtailment system which is estimated to cost approximately $15 to $20 million over the next two years. In addition, we are in the process of signing up customers to participate in the program. (See "Risk Factors-- We may be unable to sign up participants to make load available for our automated load curtailment services and - We may be unable to raise sufficient capital for implementation of the Iridium-based system".)

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

     Entered into a Demand Reserves Provider Agreement. In May 2002, we entered into a five-year Demand Reserves Provider Agreement with the California Power Authority to provide a minimum of 200 megawatts and a maximum of 360 megawatts of daily available electrical demand reduction from energy reduction participants.

Development Milestones - E-SAT system

We will not be able to deploy two little low earth orbiting satellites, which make up a part of E-SAT's planned six-satellite system, in compliance with the milestone dates required under the FCC license. As a result, on March 29, 2002, we applied to the FCC for an extension of the milestone requirements for an additional two years. The request was accepted by the FCC and there were no opposing comments to our request after a 30-day public notice period. We are awaiting the formal grant of the extension by the FCC. (See "Risk Factors-- The E-SAT system has experienced delays that could lead to the loss of the E-SAT FCC license.")

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

          Entered into an agreement with an end-to-end prime contractor for the E-SAT system which, as of July 5, 2002, is no longer in effect but did provide us with certain assets. On October 8, 1999, we signed a contract with Alcatel Space Industries for the final design, construction and delivery to the launch site of six little low earth orbiting satellites. Pursuant to that contract, we paid approximately $2 million to Alcatel, for which Alcatel completed and provided to us the preliminary engineering design review for the E-SAT system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. The agreement with Alcatel required a payment at the end of 1999 of approximately $9.1 million in cash and the equivalent of $5 million of our common stock to bring the contract into effect in order to initiate the full development schedule. As of July 5, 2002 this payment, which was originally due in November 1999, has not been made and therefore the agreement with Alcatel is not currently in effect. (See, "Risks-- The contract with our prime contractor for the E-SAT system could be declared void.") However, we did receive valuable engineering specifications and analyses that we believe are an integral part of E-SAT's ability to construct the satellite system.

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

On May 23, 2002, we entered into a Demand Reserves Provider Agreement with the California Power Authority. Under the agreement, beginning October 1, 2002, we shall provide a minimum of 200 megawatts and a maximum of 360 megawatts of daily available electrical demand reduction from qualified end users. This minimum and maximum of daily available demand reduction increases to 400 megawatts and 560 megawatts, respectively, effective June 1, 2003.

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

For our services, the California Power Authority will pay us approximately $51,000 per year per megawatt for "non-spinning reserves". A portion of these fees will be remitted to the qualified end users as an incentive to participate in the demand reserves program.

The agreement with the California Power Authority will terminate in May 2007. In addition, the agreement may be terminated earlier if we fail to provide the California Power Authority with the daily minimum megawatt of demand reduction by October 1, 2002, the California Power Authority fails to enter into a Participating Load Agreement with the California Independent System Operator by October 1, 2002 or such Participating Load Agreement is terminated during the term of our Demand Reserves Provider Agreement, or we fail to make available for reduction a specified level of energy usage for two consecutive months during the summer.

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

As of December 31, 2001, the Iridium satellite network consists of a constellation of 73 satellites (66 are operational plus 7 on-orbit spares) and a ground support network. The satellites are grouped into eleven polar planes, each having six satellites functioning as switching nodes in the Iridium telephony network. Each satellite weighs approximately 680 kg and travels in near-polar orbits at an altitude of 485 miles (780 km) above the earth. Each satellite is cross-linked to four other satellites; two satellites in the same orbital plane and two in an adjacent plane. This constellation is designed to ensure that every region on the globe is covered by at least one satellite at all times. The Iridium network operates in the L, K and Ka frequency bands.

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

The FCC license  will allow us to operate  from earth to the  satellites  in the
148.0000 - 148.905 MHz band and from the satellites to the earth in the 137.0725 to 137.9275 MHz band. The communications plan for our system will utilize direct sequence spread spectrum multiple access transmission for service links, from meter to satellite, and feeder links, from ground station to satellite. This modulation technique is designed to allow the communications to distinguish between messages and the background noise emanating into space.

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

In order to maintain the validity of the FCC license, E-SAT must comply at all times with the terms of the FCC license, unless specifically waived or modified by the FCC. The terms include, among other things, system construction milestones. In order to comply with the milestone requirements of the FCC license, E-SAT was required to commence construction of the first two satellites by March 1999 and the remaining four satellites by March 2001. On March 31, 1999, we, on E-SAT's behalf, entered into an agreement with Surrey Satellite for the construction of the little low earth orbiting satellites, and we notified the FCC on April 8, 1999, that we had met the first milestone of the license, commencement of satellite construction by March 1999. The FCC has neither confirmed nor denied our assertion. We have not met the next milestone, which is the completion of construction of the first two satellites by March 2002 and it will be extremely difficult if not impossible for us to meet the following milestone, which is to launch those two satellites by September 2002. Because of this, on March 29, 2002, E-SAT filed the request for an extension of milestones with the FCC and is awaiting a reply. (See "Risk Factors--The E-SAT system has experienced delays that could lead to the loss of the E-SAT FCC license".)

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

Competition

Load Curtailment Competition

Our automated conservation capability falls in the general category of electricity peak load curtailment services. For decades, when utilities had a problem meeting their peak demand, they called (usually by phone) customers with large concentrated loads to obtain voluntary reductions. These customers include industrial corporations, government, and large institutions such as hospitals and universities. Such reductions were generally voluntary but unpaid. "Interruptible" electric rates emerged in the 1970s. Customers would pay low power rates most of the time, but promised to cut back load by a defined amount when called or face a significant penalty.

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

We are a development stage company and have not earned any significant revenues.

Although we previously recorded gains from the sale of interests in entities which own direct broadcast satellites licenses, we have not earned any significant revenues since our formation. Given our limited operating history and lack of revenues, we cannot assure you that we will be able to construct and implement the E-SAT system or implement and develop a sufficiently large customer base to make our usage of the Iridium system profitable.


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

     o incur delays and additional expenses as the result of an E-SAT system launch or satellite failure;

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

We have not made the necessary payments to our prime contractor, Alcatel, and, as a result, Alcatel is not obligated to honor the contract and it could cancel it at any time. The agreement with Alcatel required a payment at the end of 1999 of approximately $9.1 million in cash and the equivalent of $5 million shares of our Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for the full system development schedule. As of July 5, 2002, this payment has not been made and Alcatel, therefore, has the right to cancel the contract. Although Alcatel has verbally indicated that it does not intend to terminate the contract, it has the right to do so. Although we have a satellite construction contract with Surrey Satellite Technology Limited, any cancellation of our prime contractor's contract could cause delay in construction of the E-SAT system that could result in the loss of the FCC license. (See also "Risk Factor--The E-SAT system has experienced delays that could lead to the loss of the E-SAT FCC license.")

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

We failed to meet the milestone for completion of the construction of the first two satellites and, given the delays in construction due to our inability to obtain sufficient financing, the other milestones will be extremely difficult, if not impossible, for us to meet. The failure to meet milestones could lead to a loss of the license. On March 29, 2002 E-SAT filed a request for an extension of milestones with the FCC. The request was accepted by the FCC after a 30-day public notice period during which no opposing comments were filed. Based on advice from our regulatory counsel, we believe it is likely that we will be granted the extension. However, we have very little control over whether any extension will be granted and the failure to obtain an extension or meet the milestones would likely result in the loss of E-SAT's FCC license which would have a material adverse effect on our business financial condition and results of operations.

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

As of July 5, 2002, there were outstanding warrants and options to purchase an aggregate of approximately 28.5 million shares of our Common Stock. Of these outstanding warrants and options, approximately 27.8 million are vested, and approximately 24.8 million have exercise prices of $1.00 or less, with approximately 14.6 million having exercise prices ranging from $0.10 to $0.13.

In addition to our outstanding warrants and options, we have outstanding shares of preferred stock that are convertible into shares of our Common Stock.

The outstanding shares of our Series A preferred stock may be converted into 415,600 shares of Common Stock and the 296 outstanding shares of our Series B preferred stock may be converted into shares of Common Stock at the lower of a conversion rate fixed at October 6, 2000 (the date of commitment) of $0.96 per share, or a fixed discount to the Common Stock's market price at the date of conversion equal to 80% of the average of the three lowest closing bid prices for the 20-day trading period prior to the conversion date. You should also be aware that:

     >> Assuming all of our outstanding warrants, options and preferred shares were converted, as of July 5, 2002 these securities would convert into approximately 35.6 million shares of our Common Stock, representing approximately 50% of our total shares outstanding following such conversions. Of that amount approximately 17.3 million shares of our Common Stock, representing approximately 50% of our total shares outstanding following such conversions, are vested and have conversion prices at or below the market price of our common stock as of July 5, 2002. However, due to the floating conversion rates of our Series B preferred stock and certain outstanding warrants, we do not know the exact number of shares that will be issued when they are actually converted.

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

We have also incurred liquidated damages related to our Convertible Debenture F in an amount equal to 3% of the purchase price for each month we have failed to effectively register the underlying shares of Common Stock, up to a maximum of $100,000. One June 24, 2002, 400,000 shares of Common Stock were issued to the holder of the Convertible Debenture in lieu of a cash payment for the $100,000 of liquidated damages.

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

We formed E-SAT, Inc., a Colorado corporation, in partnership with EchoStar Communications Corp. in November 1994 for purposes of applying for a little low earth orbiting FCC license. On March 31, 1998, the FCC issued a license to E-SAT to launch and operate a little low earth orbiting satellite system. Pursuant to the agreement entered into with EchoStar in July 1999, we now hold 80.1% of the capital stock of E-SAT and EchoStar holds the remaining 19.9%.

During the intervening years, we raised financing and began the development of a little low earth orbiting satellite system (the "E-SAT system") to provide automated meter reading and short messaging services. We signed a contract with Eurockot for the launch of the satellites, a contract with Surrey Satellite for the development of ground stations and the satellite bus and a contract with Alcatel for the engineering and production of the satellites (this work was subsequently transferred to Surrey Satellite). However, we have been unable to secure financing to complete the launch and commercialization of the satellite system. We initially estimated the costs associated with building the six satellite global constellation to service this market to be approximately $120 million and now believe that cost reductions are available to renegotiate these costs lower, to approximately $60 million, in addition to costs already incurred, which are allocated as follows:

        Surrey Satellite (six satellites)       $17.0 million
        Eurockot (2 launches)                   $30.0 million
        Six Transponders                        $ 9.0 million
        Launch and Satellite Insurance          $ 3.5 million

On June 2, 2001 we signed a seven-year operator-to-operator agreement with Iridium Satellite LLC to provide remote monitoring and control services to the energy industry. The Iridium satellite system is a low earth orbiting satellite network consisting of 66 satellites. Using Iridium's currently available commercial satellite network and our contract with the California Power Authority detailed below, we hope to begin providing specialized satellite-based data services during fiscal 2002. Under the agreement with Iridium, we have the right to utilize Iridium capacity at predetermined per-minute pricing and the right to purchase Iridium phones to utilize in our system. There are no contingencies on our ability to utilize Iridium services under the agreement. We estimate that we will require $1 million to $3 million to develop an interface to the Iridium system for data applications to utilize the Iridium system for our services. We expect the capital and operating costs for full deployment of the system to cost approximately $15 million to $20 million over the next two years, including engineering, installing and implementing the system as well as the costs of $1 million to $3 million estimated to develop the interface.

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

On May 23, 2002, we entered into a Demand Reserves Provider Agreement with the California Consumer Power and Conservation Financing Authority ("California Power Authority"). Under the agreement, beginning October 1, 2002, we must provide a minimum of 200 megawatts and a maximum of 360 megawatts of daily available electrical demand reduction at peak or emergency times from qualified end users. The minimum and maximum amount of daily available demand reduction requirements increase to 400 megawatts and 560 megawatts, respectively, effective June 1, 2003.

Through our proposed system, the California Power Authority will be able to immediately reduce non-critical power consumption at locations throughout the state in order to create energy reserves to smooth out energy usage during peak use or emergency times. We intend to utilize the Iridium-based system to provide our services to the California Power Authority. Our system utilizes a proprietary master conrol system and remote controller connected to the Iridium-based system to remotely monitor and control roof-top air conditioning systems or other types of electricity-using devices. TIAX, LLC, formerly Arthur
D. Little's Technology and Innovation business, is providing engineering services to us. It is anticipated that qualified end users will consist of primarily large private commercial energy users such as owners of large retail stores and shopping centers.

For our services, we will be paid by the California Power Authority approximately $51,000 per year per megawatt for "non-spinning reserves." A portion of these fees will be remitted to the qualified end users as an incentive to participate in the demand reserve program. We do not pay any other fees in connection witih this program.

The Demand Reserves Provider Agreement will terminate in May 2007. In addition, this agreement may be terminated earlier if we fail to provide the California Power Authority with the daily minimum megawatt of electrical demand reduction by October 1, 2002, the California Power Authority fails to enter into a Participating Load Agreement with the California Independent System Operator by October 1, 2002, such Participating Load Agreement is terminated during the term of the Demand Reserves Provider Agreement, or we fail to reduce energy usage by the specified level for two consecutive months during the summer.

We are in the process of signing up qualified customers to participate in the program. If we successfully obtain enough customers to curtail at least 560 megawatts per day, our revenues could reach a total of $100 million over the five-year term of the program.

We are currently engaged in preliminary discussions with investment firms with regard to equity financing for approximately one third of the required capital and debt financing for the amount of remaining required capital. If we are unable to raise a significant portion of this financing, we will be unable to implement the system and the California Power Authority could terminate our agreement. We hope to begin generating revenues in the fourth quarter of fiscal 2002. Successful implementation and completion of the California Power Authority contract would also offer us a basis for offering similar services to other entities worldwide. Additionally, cash flow from such satellite-based energy management services would provide us with funds and market justification to continue the development of the E-SAT system, which we have estimated will cost an additional $60 million. Until then, and on a continuing basis if we are not successful, we will seek to satisfy our short-term cash requirements by raising new equity and debt capital.

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

At the same time, we have continued our efforts to reduce the overall cost of the E-SAT system and to identify and commence negotiations with strategic partners who may serve as both customers and financial partners for our proposed satellite-based energy management systems. We have held preliminary discussions with several international strategic partners over the past four years. To date, we have not entered into definitive contractual discussions with any of these partners.

We currently lack adequate financing and sufficient time to build and launch two low earth orbiting satellites in advance of the required FCC construction and launch date of March 2002 and September 2002, which could result in the loss of our FCC license. We estimate that we could require up to $10 million of capital and up to 18 months to successfully launch the required satellites. This amount is in addition to the estimated $15 million to $20 million required to deploy and implement the Iridium system for use in the Demand Reserves program. On March 29, 2002, E-SAT filed with the FCC to extend the required milestones. The request was accepted by the FCC after a 30-day public notice period during which no opposing comments were filed, and we know of no reason that the FCC would not grant our extension. We continue to plan to construct and deploy a low-cost global satellite system utilizing our E-SAT FCC and international licenses. (See "Risks and Uncertainties Affecting Future Operating Results".)

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

The Company evaluated a number of factors in its consideration of whether an impairment event has incurred, including: (1) whether the Company's failure to meet its FCC milestone requirements would result in termination of the license;
(2) whether the assets continue to have value notwithstanding the delay since contracting; (3) whether the Company's failure to bring the Alcatel prime contract into effect prevents the Company from constructing its system; (4) whether the state of difficulties in the satellite financing capital markets were likely to prevent the Company from financing its system in the future; (5) whether the telecommunications industry had overcapacity such that there would be no business opportunity for the E-SAT system; and (6) whether the Company's implementation of an Iridium-based system effectively replaced the E-SAT system. In more detail, the Company concluded, subject to the Risk Factors detailed in this Annual Report, these points as detailed below:

     1. The Company believes that its failure to meet its milestones are not likely to result in termination of the license. The Company recognizes that the loss of the FCC license held by its subsidiary E-SAT, Inc. would be a change in circumstance and that the failure to meet certain milestones could lead to a loss of the license. The
          Company currently lacks adequate financing and time to build and launch two Low earth orbiting satellites in advance of the required FCC construction and launch date of March 2002 and September 2002, respectively. As part of the Company's impairment analysis, the Company received a report and opinion from Leslie Taylor Associates, its regulatory counsel, that the license was likely to be extended. This opinion was based on the satellite construction progress to date, including the launch of one satellite, and the fact that there were no other pending applicants for the spectrum covered by E-SAT's license. As recommended by Leslie Taylor Associates, on March 29, 2002 E-SAT filed the request for an extension of milestones with the FCC and is awaiting a reply. The request was accepted by the FCC and placed on a 30-day public notice on April 24, 2002. As of May 24, 2002, the request came off public notice and no opposing commenets were filed during the 30-day period. Based on these facts, the Company believes, while there is no guarantee, the FCC will grant the extension and that it is therefore not in imminent danger of losing its FCC license, but will continue to monitor the situation for any changes.

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

         Other Income (Expense)

The Company recorded non-operating income of $258,144 during fiscal 2001 as compared to a loss of $59,940 during fiscal 2000. The income in 2001 was the result of an approximately $384,000 gain due to the Company's application of the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, during fiscal 2001. The EITF required the Company to assess, during 2001, the balance sheet classification of all outstanding warrants. As a result of this assessment, certain warrants that met liability classification criteria were reclassified as liabilities and measured at fair value, with subsequent changes in fair value repoted in the statement of operations. The decrease in the fair value of the warrants that resulted in such gains was due to a decrease in fair value of our Common Stock, shorter remaining terms for the remeasured warrants due to the passage of time, changes in volatility and interest rates.

         Net Loss

The Company's net loss for fiscal 2001 was $4,520,127 compared to $6,557,549 for fiscal 2000.

Liquidity and Capital Resources

We have been in the development stage since our inception and have not recognized any significant revenues. Our monthly expenditures excluding non-cash items averaged approximately $309,000 per month during fiscal 2001. However, expenses will increase during fiscal 2002 with the demands of increased efforts in both systems and business development. Additional capital will be necessary to expand operations or continue current operations, which will result in further dilution to our stockholders. Until we are successful in raising the capital necessary to deploy the Iridium system for use in the State of California Demand Reserves Program, we will likely continue to raise only enough capital to continue our operations for the next 1 to 3 months at a reduced rate of approximately $150,000 per month. We cannot be certain that additional funding will be available on acceptable terms or at all. We do not currently have financing in place to fund operations for the next twelve months and estimate that, without additional capital, we will not have enough working capital to sustain operations.

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

We are required to pay certain license fees to the FCC to maintain the validity of our license. Over the next five years, we are expected to make payments to the FCC of approximately $90,000 per year. The FCC waived our license fee for 2001 following our application for such waiver on the grounds of financial hardship, and our 2002 license fee is due in September 2002.

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

While we continue the strategic fund-raising efforts (see "Plan of Operation") that are necessary to our ultimate success, our continued cost of operations significantly exceeds our short-term capital. In addition, we currently estimate for the first two years that we will require approximately $15 million to $20 million of working capital to develop, install, and operate the equipment for satellite-based energy management services for the California Power Authority and $60 million in capital related to the construction and launch costs associated with the E-SAT system. No assurance can be given that capital will be available to us on commercially acceptable terms to meet development costs or on terms acceptable to us. The issuance of additional equity securities by us will result in significant dilution of the equity interests of the current stockholders. Selling debt securities such as bonds will increase our liabilities and future cash commitments. In order to comply with development milestones required by the FCC license, we have entered into various development contracts including a satellite construction contract and a satellite launch contract. All of these contracts require that we have available capital, which is not currently available.

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

Other Risks and Uncertainties Affecting Future Operating Results

Other factors, in addition to those identified in this filing, which could affect future results would include the dependence and uncertainty of utility companies or other commercial customers to utilize such data messaging service, the reliance on third parties for the advancement of the design, manufacturing and marketing of the E-SAT system, satisfying the milestones of E-SAT's FCC license and construction contracts, the fulfillment of contract obligations by suppliers and other third parties, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, obtaining permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities in the little low earth orbiting satellite technology, unscheduled delays or technological difficulties, satellite launch risks, potential satellite malfunction, limited availability of insurance, results of the Company's financing efforts and marketing conditions, competition, and other risk factors related to the Company's business. Readers of this filing are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is being submitted in a separate section of this report beginning on page 56.

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

Jerome W. Carlson             Director                                    65         May 1997 - present
----------------------------- ------------------------------------------- ---------- -------------------------------

Roy T. Grant                  Director                                    45         August 1999 - present
----------------------------- ------------------------------------------- ---------- -------------------------------

Jessie J. Knight, Jr.         Director                                    51         February 1999 - present
----------------------------- ------------------------------------------- ---------- -------------------------------

Michael J. Apatoff            Director                                    47         February 2002 - present
----------------------------- ------------------------------------------- ---------- -------------------------------


The Company adopted staggered terms for its Board of Directors at its 1996 Annual Stockholders Meeting. Messrs. Thompson and Knight will serve until the 2002 annual meeting of stockholders or until their successors have been elected; Messrs. Carlson and Grant will serve until the 2003 Annual Meeting of stockholders or until their successors have been elected; and Mr. Schieber will serve until the 2004 Annual Meeting of stockholders or until his successor has been elected. Messrs. Apatoff and Stratt were appointed on February 5, 2002 to serve on the Board of Directors on an interim basis.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth certain information as of July 5, 2002, with respect to the beneficial ownership of our Common Stock for each director, all directors and officers of the Company as a group, and each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Common Stock.


              Name and Address of                          Beneficially and
               Beneficial Owner                            Record Owned (1)                   Percent of Class

Fred W. Thompson (2)                                         6,599,487 (3)                          16.9%


Randy Stratt (2)                                              956,250 (4)                           2.6%


Michael T. Schieber (2)                                       595,831 (5)                           1.6%


Jerome W. Carlson(2)                                          469,956 (6)                           1.3%


Jessie J. Knight, Jr. (2)                                     326,661 (7)                             *


Roy T. Grant (2)                                              552,336 (8)                           1.5%

Michael J. Apatoff (2)                                     19,470,363 (9)                          39.4%

Officers and Directors as a Group                           28,970,884                             51.3%
(7 Persons)

Bradley N. Rotter                                            2,272,754                              6.2%
 1700 Montgomery Street #250
 San Francisco, CA 94111




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

(2) The address for each of these persons is: c/o DBS Industries, Inc., 100 Shoreline Highway #190A, Mill Valley CA 94941.

(3)  Includes  (i)  31,593  shares of Common  Stock held by Mr.  Thompson;  (ii)

     174,558 shares of Common Stock held in Thompson 1996 Revocable Trust; (iii) 3,166,666 shares held by Mr. Thompson through an affiliated business entity; (iv) options to purchase 312,500 shares of Common Stock at $0.531 per share expiring January 1, 2006, 185,000 shares of Common Stock exercisable at $0.584 per share and expiring December 31, 2002, 1,000,000 shares of Common Stock exercisable at $1.3496 per share expiring September 1, 2009, 208,332 shares of Common Stock exercisable at $0.49 per share expiring February 6, 2011, and 937,505 shares of Common Stock exercisable at $0.77 per share expiring August 7, 2011; and (v) warrants to purchase 416,667 shares of Common Stock exercisable at $0.12 per share expiring October 15, 2002, and warrants to purchase 166,667 shares of Common Stock exercisable at $0.12 per share expiring October 15, 2002.

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

(5) Includes (i) 220,000 shares of Common Stock held by Mr. Schieber jointly with spouse, Arlene Schieber, (ii) 10,005 shares of Common Stock held solely by Mr. Schieber, (iii) 4,075 shares of Common Stock held solely by Ms. Schieber, of which shares Mr. Schieber disclaims beneficial ownership, (iv) options to purchase 13,750, 12,534 and 37,500 shares of Common Stock all exercisable at $1.4375 per share which expire on February 15, 2005, February 15, 2006 and April 30, 2006, respectively, 22,500 shares of Common Stock exercisable at $2.1875 per share which expire on May 12, 2008, 10,000 shares of Common Stock exercisable at $0.7235 per share expiring September 1, 2009, 4,391 shares of Common Stock exercisable at $2.8625 per share expiring December 31, 2009, 10,000 shares of Common Stock exercisable at $1.1953 per share expiring May 22, 2010, 5,625 shares of Common Stock exercisable at $2.5875 per share expiring June 30, 2010, 7,591 shares of Common Stock exercisable at $1.5687 expiring December 31, 2010, 10,000 shares of Common Stock exercisable at $0.22 per share expiring June 5, 2011, 71,202 shares of Common Stock exercisable at $0.4156 per share expiring June 30, 2011, 30,974 shares of Common Stock exercisable at $0.46 per share expiring December 31, 2011, 75,684 shares of Common Stock exercisable at $0.24 per share expiring June 30, 2012; and (v) a warrant to purchase 50,000 shares of Common Stock exercisable at $0.25 per share expiring May 1, 2003.

(6) Includes (i) 92,065 shares of Common Stock held by Mr. Carlson, (ii) options to purchase 37,500 shares of Common Stock at $2.1875 per share which expire May 12, 2008, 4,391 shares of Common Stock exercisable at $2.8625 per share expiring December 31, 2009, 10,000 shares of Common Stock exercisable at $1.1953 per share expiring May 22, 2010, 6,137 shares of Common Stock exercisable at $2.5875 expiring June 30, 2010, 6,748 shares of Common Stock exercisable at $1.5687 per share expiring December 31, 2010, 10,000 shares of Common Stock exercisable at $0.22 per share expiring June 5, 2011, 73,840 shares of Common Stock exercisable at $0.4156 per share expiring June 30, 2011, 28,591 shares of Common Stock exercisable at $0.46 per share expiring December 31, 2011, 75,684 shares of Common Stock exercisable at $0.24 per share expiring June 30, 2012; and (iii) a warrant to purchase 125,000 shares of Common Stock exercisable at $0.45 per share expiring June 29, 2003.

(7) Includes (i) 60,256 shares of Common Stock held by Mr. Knight, (ii) options to purchase 37,500 shares of Common Stock exercisable at $5.50 per share which expire February 19, 2009, 12,500 shares of Common Stock exercisable at $2.8125 per share expiring August 25, 2009, 4,160 shares of Common Stock exercisable at $2.8625 expiring December 31, 2009, 10,000 shares of Common Stock exercisable at $0.7235 per share expiring September 1, 2009, 10,000 shares of Common Stock exercisable at $1.1953 per share expiring May 22, 2010, 4,347 shares of Common Stock exercisable at $2.5875 expiring June 30, 2010, 8,013 shares of Common Stock exercisable at $1.5687 per share expiring December 31, 2010, 10,000 shares of Common Stock exercisable at $0.22 per share expiring June 5, 2011, 68,565 shares of Common Stock exercisable at $0.4156 per share expiring June 30, 2011, 33,365 shares of Common Stock exercisable at $0.46 per share expiring December 31, 2011, 62,636 shares of Common Stock exercisable at $0.24 per share expiring June 30, 2012; and (iii) a warrant to purchase 5,319 shares of Common Stock exercisable at $0.47 per share expiring August 16, 2005.

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

(9)  Includes (i) 5,878,371  shares  of  Common  Stock held by Mr. Apatoff, (ii)
     warrants to purchase 36,250 shares of Common Stock at $0.70 per share expiring January 18, 2005, 25,000 shares of Common Stock exercisable at $0.60 per share expiring July 27, 2005, 50,000 shares of Common Stock exercisable at $0.62 per share expiring September 9, 2005, 53,191 shares of Common Stock exercisable at $0.47 per share expiring August 16, 2005, 50,000 shares of Common Stock exercisable at $0.50 per share expiring August 20, 2005, 250,000 shares of Common Stock exercisable at $0.50 per share expiring August 20, 2005, 17,241 shares of Common Stock exercisable at $0.29 per share expiring November 19, 2005, 1,100,000 shares of Common Stock at $0.10 per share expiring July 15, 2002, 1,150,000 shares of Common Stock exercisable at $0.10 per share expiring August 15, 2002, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring September 15, 2002, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring October 15, 2002, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring November 15, 2002, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring December 15, 2002, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring January 15, 2003, 1,250,000 shares of Common Stock exercisable at $0.12 per share expiring February 15, 2003, 1,100,000 shares of Common Stock exercisable at $0.10 per share expiring September 7, 2002, 50,000 shares of Common Stock exercisable at $0.10 per share expiring September 25, 2002, 1,050,000 shares of Common Stock exercisable at $0.10 per share expiring October 15, 2002, and 1,100,000 shares of Common Stock exercisable at $0.10 per share expiring November 15, 2002; and (iii) options to purchase 13,333 shares of Common Stock exercisable at $0.10 per share expiring February 5, 2012, and 46,977 shares of Common Stock exercisable at $0.24 per share expiring June 30, 2012.

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

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

The following Financial Statements pertaining to the Company are filed as part of this report:

Report of Independent Accountants                                       56

Consolidated Balance Sheets                                             57

Consolidated Statements of Operations                                   58

Consolidated Statements of Stockholders' Equity                         59

Consolidated Statements of Cash Flows                                   68

Notes to Consolidated Financial Statements                              69

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


DBS INDUSTRIES, INC.                            Dated:   July 19, 2002

By: /S/ FRED W. THOMPSON
---------------------------------
      Fred W. Thompson
           President

In accordance with the Securities Exchange Act of 1934, this Annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /S/ FRED W. THOMPSON                                 July 19, 2002
--------------------------------
       Fred W. Thompson
President, Chairman, Principal Officer
   & Principal Financial Officer

   /S/ MICHAEL T. SCHIEBER                              July 19, 2002
--------------------------------
       Michael T. Schieber
            Director

   /S/ JEROME W. CARLSON                                July 19, 2002
--------------------------------
       Jerome W. Carlson
           Director

   /S/ MICHAEL J. APATOFF                               July 19, 2002
--------------------------------
       Michael J. Apatoff
           Director

   /S/ JESSIE J. KNIGHT, JR.                            July 19, 2002
--------------------------------
       Jessie J. Knight, Jr.
            Director

   /S/ RANDY STRATT                                     July 19, 2002
--------------------------------
       Randy Stratt
Director, Chief Operating Officer, Secretary

   /S/ ROY T. GRANT                                     July 19, 2002
----------------------------
       Roy T. Grant
         Director

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

     Consolidation

     The accompanying  consolidated financial statements include the accounts of
     E-SAT,  a  majority  owned   subsidiary.   All  significant   inter-company
     transactions have been eliminated.

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

     On July 30, 1999, the Company entered into an agreement with EchoStar under which it received 60.1% of E-SAT's shares from EchoStar in exchange for consideration, including the grant of rights to use up to 20% of the satellite capacity of the E-SAT system by EchoStar. As a result of this transaction, which was subsequently approved by the FCC, the Company now owns 80.1% of the E-SAT shares. In connection with the negotiations of the share purchase agreement with EchoStar, the Company paid $1,517,187 to a consultant during 1999 and capitalized such costs as part of the purchase price.

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

     The Company evaluated a number of factors in its consideration of impairment events and changes in circumstances including: (1) whether the Company's failure to meet its FCC milestone requirements would result in termination of the license; (2) whether the assets continue to have value notwithstanding the delay since contracting; (3) whether the Company's failure to bring the Alcatel prime contract into effect prevents the Company from constructing its system; (4) whether the state of difficulties in the satellite financing capital markets were likely to prevent the
     Company from financing its system in the future; (5) whether the telecommunications industry had overcapacity such that there would be no business opportunity for the E-SAT system; and (6) whether the Company's implementation of an Iridium-based system effectively replaced the E-SAT system. In more detail, the Company concluded subject to the risk factors detailed in the Company's Form 10-KSB, these points as detailed below:

     a. The Company believes that its failure to meet its milestones are not likely to result in termination of the license. The Company recognizes that the loss of the FCC license held by its subsidiary E-SAT, Inc. would be a change in circumstance and that the failure to meet certain milestones could lead to a loss of the license. The
          Company currently lacks adequate financing and time to build and launch two low earth orbiting satellites in advance of the required FCC construction and launch date of March 2002 and September 2002 respectively. As part of the Company's impairment analysis, the Company received a report and opinion from Leslie Taylor Associates, its regulatory counsel, that the license was likely to be extended. This opinion was based on the satellite construction progress to date, including the launch of one satellite, and the fact that there were no other pending applicants for the spectrum covered by E-SAT's license. As recommended by Leslie Taylor Associates, on March 29, 2002, E-SAT filed the request to the FCC for an extension of milestones requirements. The request was accepted by the FCC and placed on a 30-day public notice on April 24, 2002. As of May 24, 2002, the request came off public notice and no opposing comments were filed during the 30-day period. Based on these facts, the Company believes, while there is no guarantee, the FCC will grant the extension and that it is therefore not in imminent danger of losing its FCC license but will continue to monitor the situation for any changes.

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

     On October 6, 2000, the Company received from accredited investors proceeds of $400,000 from the sale in a private placement of (1) 400 shares of Series B Convertible Preferred Stock, (2) warrants to purchase 83,660 shares of Common Stock with an exercise price of $1.052 per share and (3) warrants to purchase 83,660 shares of Common Stock with an exercise price of $1.434 per share. During the first 180 days following October 6, 2000, the Series B Preferred Stock may not be converted; and the Company has the right to redeem these shares if the Company repays the purchase price plus an additional 5-7% depending on repayment date, plus dividends at a rate of 10% per annum. After 180 days following October 6, 2000, the Series B Preferred Stock are convertible into Common Stock at the lesser of (1) approximately $.96 per share or (2) 80% of the average of the three lowest closing bid prices of the Common Stock for the 20-day trading period prior to the conversion date. The Compnay did not record a beneficial conversion feature under the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", as the most beneficial conversion price of $.94 exceeded the fair value of the Common Stock on the date of commitment which was $.84.

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

     The Company has applied the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock during fiscal 2001. The EITF required the Company to assess, during 2001, the balance sheet classification of all outstanding warrants. As a result of this assessment, certain warrants that met liability classification criteria were reclassified as liabilities and measured at fair value, with subsequent changes in fair value reported in the statement of operations. The decrease in the fair value of the warrants resulted in a gain of $383,773 for the year ended December 31, 2001, was due to a decrease in fair value of our Common Stock, shorter remaining terms for the remeasured warrants due to the passage of time, changes in volatility and interest rates.

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

Exhibit 21.1 - List of Subsidiaries of DBS Industries, Inc.


     Global Energy Metering Service, Inc.

     NewStar Limited

     E-SAT, Inc.

EXHIBIT 23.1 - Consent of Leslie Taylor Associates


     We consent to the reference to our firm and our report dated October 11, 2001 as referenced in the following sections of Form 10-KSB/A filed on behalf of DBS Industries, Inc. for calendar year 2001:

     Risk Factor - The E-SAT  system has  experienced  delays that could Lead to the loss of the E-SAT FCC license

     Management's Discussion and Analysis or Plan of Operations

     Notes 1 and 4 to the Consolidated Financial Statements

     We are providing the consent to the company who is relying on us as expert for purpose of the company's FCC regulatory compliance.

                                                LESLIE TAYLOR ASSOCIATES



                                                /s/ Leslie A. Taylor, Esq.
                                                ------------------------------
                                                Leslie A. Taylor, Esq.

Bethesda, Maryland
July 19, 2002

Exhibit 23.2


                      CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-70117) of DBS Industries, Inc. of our report dated May 24, 2002 relating to the consolidated financial statements, which appears in this Form 10-KSB/A.


/s/ PricewaterhouseCoopers LLP



PricewaterhouseCoopers LLP

San Francisco, California
July 19, 2002