Form 10QSB/A
period 2002-03-31
DBS INDUSTRIES INC
filed 2002-07-23
CIK 857502

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION..... ...........................................1

ITEM 1.  Financial Statements..................................................1

Condensed Consolidated Balance Sheets (unaudited):
As of March 31, 2002 and December 31, 2001.....................................1

Condensed Consolidated Statements of Operations (unaudited):
For the Three Months Ended March 31, 2002 and March 31, 2001
and for the period from April 25, 1990 (Inception) to March 31, 2002...........2

Condensed Consolidated Statements of Cash Flows (unaudited):
For the Three Months Ended March 31, 2002 and March 31, 2001
and for the period from April 25, 1990 (Inception) to March 31, 2002 ..........3

Notes to Condensed Consolidated Financial Statements........................4-12

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................14-23

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.. ................................................24

ITEM 2.   Recent Sales in Unregistered Securities.............................24

ITEM 4.   Submission of Matters to a Vote of Security Holders.................26

ITEM 6.   Exhibits and Reports on Form 8-K....................................26

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

NOTE 2    LICENSE COSTS

          In October 1994, the Company and EchoStar formed E-SAT, Inc. for the purpose of filing with the FCC for a license to operate a low earth orbit satellite system. E-SAT filed an application with the FCC on November 16, 1994.

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

          Of that amount, approximately $2 million was paid to Alcatel Space Industries for preliminary engineering design review for the Company's system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. On October 8, 1999, the Company signed a contract with Alcatel for the final design, construction and delivery to the launch site of six little low earth orbiting satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the E-SAT system. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. As noted above, the Company paid $2 million in construction payments to Alcatel for engineering specifications. The Company has not made a further payment required by the agreement with Alcatel, due at the end of 1999, of approximately $9.1 million in cash and the equivalent of $5 million in Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for the Company's full system development schedule. Because these services have not been performed, the Company has recorded no liability. As of March 31, 2002, this payment has not been made, and Alcatel therefore has the right to consider this contract void as to further work, and that the contract is therefore not currently in effect. If the Alcatel contract is never brought into effect, the Company retains the engineering specifications provided by Alcatel, which would still be used by the Company's other contractors in the construction of the Company's satellite network.

          On March 31, 1999, the Company signed construction and launch contracts with Surrey Satellite Technology Limited and Eurockot, respectively, and made advance payments of $7.8 million in April 1999 and $2.0 million in July 1999. Total payments under these cancelable contracts will amount to approximately $47 million. In July 1999, the

          Company, Surrey Satellite and Eurockot reached agreements under which $3.2 million of the required milestone payments due in July 1999 totaling $4.8 million were deferred to yet to be agreed upon dates.

          Surrey Satellite's construction contract, which was to build the satellite infrastructures that would house the telecommunications payload, was to be managed by Alcatel as prime contractor, if and when the Company paid Alcatel $14.1 million to trigger the Alcatel contract effective date. As this payment has not been made, the Alcatel contract is not in effect and Surrey Satellite remains a direct contractor of the Company.

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

          The Company evaluated a number of factors in its consideration of impairment events and changes in circumstances including: (1) whether the Company's failure to meet its FCC milestone requirements would result in termination of the license; (2) whether the assets continue to have value notwithstanding the delay since contracting; (3) whether the Company's failure to bring the Alcatel prime contract into effect prevents the Company from constructing its system; (4) whether the state of difficulties in the satellite financing capital markets were likely to prevent the Company from financing its system in the future;
          (5) whether the telecommunications industry had overcapacity such that there would be no business opportunity for the E-SAT system; and (6) whether the Company's implementation of an Iridium-based system effectively replaced the E-SAT system. In more detail, the Company concluded the following:

          a. The Company believes that its failure to meet its milestones are not likely to result in termination of the license. The Company recognizes that the loss of the FCC license held by its subsidiary E-SAT, Inc. would be a change in circumstance and that the failure to meet certain milestones could lead to a loss of the license. The Company currently lacks adequate financing and time to build and launch two low earth orbiting satellites in advance of the required FCC construction and launch dates of March 2002 and September 2002, respectively. As part of the Company's impairment analysis, the Company received a report and opinion from Leslie Taylor Associates, its regulatory counsel, that the license was likely to be extended. This opinion was based on the satellite construction progress to-date, including the launch of one satellite, and the fact that there were no other pending applicants for the spectrum covered by E-SAT's license. As recommended by Leslie Taylor Associates, on March 29, 2002, E-SAT filed the request for an extension of milestones for an additional two years with the FCC. The request was accepted by the FCC, and the request was then subject to 30-day public notice period beginning April 24, 2002. As of May 24, 2002, the request came off public notice and no opposing comments were filed during the 30-day period. Based on these facts, the Company believes, while there is no guarantee, that the FCC will grant the extension and that it is therefore not in imminent danger of losing its FCC license but will continue to monitor the situation for any changes.

          b. The Company believes that its satellite construction assets continue to have value notwithstanding the delay since contracting. Included in the capitalized satellite construction costs are payments to Alcatel Space Industries, Eurockot and Surrey Satellite. The Company paid Alcatel for the production of engineering specifications and analysis which information remains the property of the Company. These specifications are an integral part of E-SAT's ability to construct the satellites and were transferred by the Company to Surrey Satellite in 2001, and will be used by Surrey Satellite in satellite construction regardless of whether the Alcatel contract is ever brought into effect. Surrey Satellite was paid for the design of the satellite ground station, among other things, which is crucial to the design of the system and remains an important element to completion of a complete satellite communication network. Eurockot was paid for the launch of the satellites and although the launch date has been extended past 2002, E-SAT's right to Eurockot's launch services remains intact.

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

NOTE 4    CUSTOMER ADVANCES

          The Company's wholly-owned subsidiary, Global Energy Metering Services, Inc., is party to a contract to deliver 10,000 satellite radio units. The purchase order is for $1.2 million and under the terms of the purchase order, Global Energy Metering Services would receive a total of $500,000 in advance payments on the contract, based on certain milestone achievements. As of December 31, 1998, this purchase order had been suspended by both parties when the Argos System, with which the radio units communicated, became unavailable. The $400,000 in milestone payments received are reported as customer advances on the accompanying balance sheet. These milestone payments could be subject to refund in whole or in part.

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

          Emerging Issues Task Force (EITF) Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as clarified by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", requires the Company to compute the Beneficial Conversion Feature
          (BCF) of the convertible debt. Therefore, a BCF of approximately $223,000 was recorded as a debt discount and is amortized as interest expense over the five-year life of the debenture. Additionally, the Company estimated the value of the warrant, using the Black Scholes model, at approximately $134,000 and recorded it as a debt discount. This amount will also be amortized over the five-year life of the debenture. As of March 31, 2002, the Company has recorded approximately $136,400 in interest expense relating to both the amortization of the value of the debt discount attributable to the warrants and the beneficial conversion feature for the debt still outstanding, as well as the portion of the beneficial conversion feature and debt discount attributable to the $150,000 of debentures which were converted to Common Stock in the first quarter of 2002.

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

NOTE 8    SUBSEQUENT EVENTS

          Effective April 3, 2002, unvested options under the Company's 2002 Stock Option Plan to purchase 28,125 shares of Common Stock were cancelled due to the termination of an employee. In connection with this termination, incentive options under the Company's 1996 Stock Option Plan to purchase 150,000 shares of Common Stock and incentive options under the Company's 2000 Stock Option Plan to purchase 56,250 shares of Common Stock were cancelled and replaced with non-qualified options under the Company's 2000 Stock Option Plan to purchase a total of 206,250 shares of Common Stock at the original exercise prices and for the original exercise periods.

          On April 4, 2002, the Company granted a warrant to purchase 25,000 shares of its Common Stock to a consultant for services rendered. The warrant is exercisable for three years from the date of grant at $0.38 per share and vests immediately.

          Also on April 4,  2002,  the  Company  granted a warrant  to  purchase
          10,000 shares of its Common Stock to a consultant for services rendered. The warrant is exercisable for three years from the date of grant at $0.38 per share and vests immediately.

          On April 5, 2002, the Company granted a warrant to purchase 15,000 shares of its Common Stock to a consultant for services rendered. The warrant is exercisable for three years from the date of grant at $0.34 per share and vests immediately.

          On April 15, 2002, the Company received $105,000 upon the exercise of a warrant by a director of the Company. In accordance with the terms of the warrant, the Company issued 1,050,000 restricted shares of

          Common Stock and a replacement warrant to purchase an additional 1,050,000 shares of Common Stock at $0.10 per share. Further, On June 15, 2002, the Company received $110,000 from the director upon the exercise of a warrant for 1,100,000 shares. In accordance with the terms of the warrant, the Company issued the director 1,100,000 restricted shares of Common Stock of the Company and a replacement warrant to purchase an additional 1,100,000 shares of Common Stock of the Company at $0.10 per share exercisable for 6 months from the date of grant.

          Also on April 15, 2002, the Company received approximately $80,000 upon the exercise of warrants to purchase an aggregate of 666,666 shares held by an affiliated business entity of the Company's Chief Executive Officer. In accordance with the terms of the warrants, the Company issued 666,666 restricted shares of Common Stock and replacement warrants to purchase an additional 666,666 shares of Common Stock at $0.12 per share. Further, on June 12, 2002, the Company received $20,000 upon the exercise of a warrant for 166,667 shares of Common Stock and $10,000 upon the partial exercise of a warrant for 83,333 shares of Common Stock by an affiliated business entity of the Company's Chief Executive Officer and, accordingly, 250,000 shares of Common Stock were issued.

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

          On June 12, 2002, the Company issued 7,065 shares of Common Stock valued at $0.25 per share each to two directors in lieu of cash payment of bridge loans of $1,813 each plus 5% annual interest.

          Effective June 14, 2002, a non-qualified option to purchase 50,000 shares of Common Stock at $0.25 per share was issued to an employee exercisable for ten years from date of grant in accordance with the 2000 Stock Option Plan.

          Effective June 24, 2002, the holder of the Convertible Debenture elected to receive, and was issued, 400,000 shares of Common Stock of the Company valued at $0.25 per share in lieu of liquidated damages of $100,000.

          On June 25, 2002, the Company issued 429,876 shares of Common Stock valued at $0.37 per share in lieu of salary owed to a terminated employee.

          On June 25, 2002, the Company issued 357,710 shares of Common Stock valued at $0.37 per share in lieu of cash payment to a consultant for past services.


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

During the intervening years, we raised financing and began the development of a little low earth orbiting satellite system (the "E-SAT system") to provide automated meter reading and short messaging services. We signed a contract with Eurockot for the launch of the satellites, a contract with Surrey Satellite for the development of ground stations and the satellite bus and a contract with Alcatel for the engineering and production of the satellites (this work was subsequently transferred to Surrey Satellite). However, we have been unable to secure financing to complete the launch and commercialization of the satellite system. We initially estimated the costs associated with building the six satellite global constellation to service this market to be approximately $120 million and now believe that cost reductions are available to renegotiate these costs lower to approximately $60 million, in addition to costs already incurred, which are allocated as follows:

         Surrey Satellite (six satellites)           $17.0 million
         Eurockot (2 launches)                       $30.0 million
         Six transponders                            $ 9.0 million
         Launch and Satellite Insurance              $ 3.5 million

On June 2, 2001, we signed a seven-year operator-to-operator agreement with Iridium Satellite LLC to provide remote monitoring and control services to the energy industry. The Iridium satellite system is a low earth orbiting satellite network consisting of 66 satellites. Using Iridium's currently available commercial satellite network and our contract with the California Power Authority detailed below, we hope to begin providing specialized satellite-based data services during fiscal 2002. Under the agreement with Iridium, the Company has the right to utilize Iridium capacity at predetermined per-minute pricing and the right to purchase Iridium phones to utilize in the Company's systems. There are no contingencies on the Company's ability to utilize Iridium services under its agreement. The Company estimates that it requires $1 million to $3 million to develop an interface to the Iridium system for data applications to utilize the Iridium system for the Company's services.

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

Through the Company's proposed system, the California Power Authority will be able to immediately reduce non-critical power consumption at locations throughout the state in order to create energy reserves to smooth out energy usage during peak use or emergency times. The Company intends to utilize the Iridium-based system to provide its services to the California Power Authority. The Company's system utilizes a proprietary master control system and remote controller connected to the Iridium-based system to remotely monitor and control roof-top air conditioning systems or other types of electricity-using devices. Tiax, LLC, formerly Arthur D. Little's Technology and Innovation business, is providing engineering services to the Company. It is anticipated that qualified end users will consist of primarily large private commercial energy users such as owners of large retail stores and shopping centers.

For its services, the Company will be paid by the California Power Authority approximately $51,000 per year per megawatt for "non-spinning reserves". A portion of these fees will be remitted to the qualified end users as an incentive to participate in the demand reserve program.

The Demand Reserves Provider Agreement will terminate in May 2007. In addition, this agreement may be terminated earlier if the Company fails to provide the California Power Authority with the daily minimum 200 megawatt of electrical demand reduction by October 1, 2002, the California Power Authority fails to enter into a Participating Load Agreement with the California Independent System Operator by October 1, 2002, such Participating Load Agreement is terminated during the term of the Demand Reserves Provider Agreement, or the Company fails to reduce energy usage by its specified level for two consecutive months during the summer.

The Company is in the process of signing up qualified end users to participate in the program. The Company estimates that revenues from the fully deployed system from the State of California, if the Company successfully signs up and deploys during the next year 560 megawatts of sources of electricity curtailment, will exceed $100 million over the five-year term.

The Company expects the capital and operating costs for full deployment of the system to cost approximately $15 million to $20 million over the next two years to engineer, install and implement the system, including the costs of $1 million to $3 million to develop an interface to the Iridium system for data applications. The Company is currently engaged in preliminary discussions with investment firms with regard to equity financing for approximately one third of the required capital, and debt financing of the remaining required capital. If the Company is unable to raise a significant portion of this financing, it will be unable to implement its system and the California Power Authority could terminate the Company's agreement.

We hope to begin generating revenues in the fourth quarter of fiscal 2002. Successful implementation and completion of the California Power Authority contract would also offer us a basis for offering similar services to other entities worldwide. Additionally, cash flow from such satellite-based energy management services would provide us with funds and market justification to continue the development of the E-SAT system, which we have estimated at an additional $60 million. Until then, and on a continuing basis if we are not successful, we will seek to satisfy our short-term cash requirements by raising new equity and debt capital.

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

At the same time, we have continued our efforts to reduce the overall cost of the E-SAT system and to identify and commence negotiations with strategic partners who may serve as both customers and financial partners for our proposed satellite-based energy management systems. We have held preliminary discussions with half a dozen international strategic partners over the past four years. To date we have not entered into definitive contractual discussions with any of these partners. The Company currently lacks adequate financing and time to build and launch two low earth orbiting satellites in advance of the required FCC construction and launch date of March 2002 and September 2002, which could result in the loss of our FCC license. The Company estimates that it cold require up to $10 million of capital and up to 18 months to successfully launch the required satellites. This amount is in addition to the capital required to deploy our contract with California using the Iridium system. On March 29, 2002, we applied to the FCC for an extension of the milestone requirements for an additional two years. The request was accepted by the FCC and placed on 30-day public notice on April 24, 2002. As of May 24, 2002, the request came off public notice, and no opposing comments were filed during the 30-day period. We continue to plan to construct and deploy a low cost global satellite system utilizing our E-SAT FCC and international licenses.

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

Of the capitalized amounts, approximately $2 million was paid to Alcatel Space Industries for preliminary engineering design review for the Company's system, including the payload design and designs for the gateway earth station and tracking facilities, as well as the satellite orbital analysis and communications link margins to and from space. On October 8, 1999, the Company signed a contract with Alcatel for the final design, construction and delivery to the launch site of six little low earth orbiting satellites. This agreement also includes the final design, construction and delivery of the ground infrastructure, including the gateway earth station, mission center, satellite control center, ground communications network and ground-based transceivers to be installed into devices, like utility meters. Alcatel is also responsible for providing in-orbit testing of the E-SAT system. The total contract price for the end-to-end system is $88.5 million. Either party has the right to terminate this agreement under certain circumstances. As noted above, the Company paid $2 million in construction payments to Alcatel for engineering specifications. The Company has not made a further payment required by the agreement with Alcatel, due at the end of 1999, of approximately $9.1 million in cash and the equivalent of $5 million in Common Stock. This payment was necessary for Alcatel to continue work and to trigger an effective date for the Company's full system development schedule. Because these services have not been performed, the Company has recorded no liability. As of December 31, 2001, this payment has not been made, and Alcatel therefore has the right to consider this contract void as to further work, and that the contract is therefore not currently in effect. If the Alcatel contract is never brought into effect, the Company retains the engineering specifications provided by Alcatel, which would still be used by the Company's other contractors in the construction of the Company's satellite network.

On March 31, 1999, the Company signed construction and launch contracts with Surrey Satellite Technology Limited and Eurockot, respectively, and made advance payments of $7.8 million in April 1999 and $2.0 million in July 1999. Total payments under these cancelable contracts will amount to approximately $47 million. In July 1999, the Company, Surrey Satellite and Eurockot reached agreements under which $3.2 million of the required milestone payments due in July 1999, totaling $4.8 million were deferred to yet to be agreed upon dates.

Surrey Satellite's construction contract, which was to build the satellite infrastructures that would house the telecommunications payload, was to be managed by Alcatel as prime contractor, if and when the Company paid Alcatel $14.1 million to trigger the Alcatel contract effective date. As this payment has not been made, the Alcatel contract is not in effect and Surrey Satellite remains a direct contractor of the Company.

The Company evaluated a number of factors in its consideration of whether an impairment event has incurred, including: (1) whether the Company's failure to meet its FCC milestone requirements would result in termination of the license;
(2) whether the assets continue to have value notwithstanding the delay since contracting; (3) whether the Company's failure to bring the Alcatel prime contract into effect prevents the Company from constructing its system; (4) whether the state of difficulties in the satellite financing capital markets were likely to prevent the Company from financing its system in the future; (5) whether the telecommunications industry had overcapacity such that there would be no business opportunity for the E-SAT system; and (6) whether the Company's implementation of an Iridium-based system effectively replaced the E-SAT system. In more detail, the Company concluded the following:

     1. The Company believes that its failure to meet its milestones are not likely to result in termination of the license. The Company recognizes that the loss of the FCC license held by its subsidiary E-SAT, Inc. would be a change in circumstance and that the failure to meet certain milestones could lead to a loss of the license. The Company currently lacks adequate financing and time to build and launch two Low earth orbiting satellites in advance of the required FCC construction and launch dates of March 2002 and September 2002, respectively. As part of the Company's impairment analysis, the Company received a report and opinion from Leslie Taylor Associates, its regulatory counsel, that the license was likely to be extended. This opinion was based on the satellite construction progress to-date, including the launch of one satellite, and the fact that there were no other pending applicants for the spectrum covered by E-SAT's license. As recommended by Leslie Taylor Associates, on March 29, 2002 E-SAT filed the request for a two-year extension of milestones with the FCC. The request was accepted by the FCC and placed on 30-day public notice on April 24, 2002. As of May 24, 2002, the request came off public notice, and no opposing comments were filed during the 30-day period. Based on these facts, the Company believes, while there is no guarantee, that the FCC will grant the extension and that it is therefore not in imminent danger of losing its FCC license, but will continue to monitor the situation for any changes.

     2. The Company believes that its satellite construction assets continue to have value notwithstanding the delay since contracting. Included in the capitalized satellite construction costs are payments to Alcatel Space Industries, Eurockot and Surrey Satellite. The Company paid Alcatel for the production of engineering specifications and analysis which information remains the property of the Company. These specifications are an integral part of E-SAT's ability to construct the satellites and were transferred by the Company to Surrey Satellite in 2001, and will be used by Surrey Satellite in satellite construction regardless of whether the Alcatel contract is ever brought into effect. Surrey Satellite was paid for the design of the satellite ground station, among other things, which is crucial to the design of the system and remains an important element to completion of a complete satellite communication network. Eurockot was paid for the launch of the satellites and although the launch date has been extended past 2002, E-SAT's right to Eurockot's launch services remains intact.

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

Liquidity and Capital Resources

     The Company has been in the development stage since its inception and has not recognized any significant revenues. Our monthly expenses averaged approximately $460,000 per month during the first quarter of fiscal 2002, compared to $291,000 during the first quarter of fiscal 2001. If we proceed to raise sufficient financing, expenses will increase during fiscal 2002 with the demands of increased efforts in developing our systems and in implementing our business plan. Additional capital will be necessary to expand operations and continue current operations. Until we are successful in raising the capital necessary to deploy our energy conservation system for the State of California, we will likely continue to raise only enough capital to continue operations for the next one to three months at a reduced rate of approximately $150,000 per month. We do not currently have financing in place to fund operations for the next twelve months and estimate that, without additional capital, we will not have enough working capital to sustain operations.

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

     We are required to pay certain license fees to the FCC to maintain the validity of our license. Over the next five years, we are expected to make payments to the FCC of approximately $90,000 per year. The FCC waived our license fee for 2001 following our application for such waiver on the grounds of financial hardship.

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

     While we continue the strategic fund-raising efforts (see "Plan of Operations") that are necessary to our ultimate success, our continued cost of operations significantly exceeds our short-term capital. We currently estimate that we may require between $15 to $20 million to complete the engineering and deployment of the system currently under discussion with the State of California. Given the risks and uncertainties in this undertaking, we cannot assure you that actual cash requirements will not exceed our estimates. Further, the current state of capital markets is uncertain, and is even more difficult for telecommunications companies, and we cannot assure you that we will be able to raise the funds required to complete the development and installation of the system, or that the timing and terms of any such financing will be favorable to us. If we are unable to obtain a sufficient amount of financing necessary to complete the system on commercially acceptable terms, our business and future success will be severely and adversely affected. Unless and until we begin to generate revenues, we will continue to generate further operating losses and negative net cash flow both for engineering the system and for our daily operations.

     Our contract with the State of California for energy management services is subject to a number of risks. Some of these risks are that we will need additional financing to build and operate the Irdium-based system, that we may be unable to sign up participants who will voluntarily allow electricity usage to be curtailed, that the state may not pay in a timely manner or at all, that the state may not grant a blackout exemption which we believe will be required by shopping malls to participate in agreeing to have their electricity usage curtailed, that even with such a blackout exemption participants may not sign up, that we may be unable to install our equipment, that our system design may be more costly than anticipated or may be flawed, and that the system may not work correctly.

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

     Any cancellation or termination of these contracts could cause delay in construction of the E-SAT system that could result in the loss of the FCC license for failure to meet the FCC milestones of March 2002 for building two satellites and September 2002 for launching two satellites. On March 29, 2002 E-SAT filed the request for a two-year extension of milestones with the FCC. The request was accepted by the FCC and placed on 30-day public notice on April 24, 2002. As of May 24, 2002, the request came off public notice, and no opposing comments were filed during the 30-day period. Even if these contracts are brought into effect, there may be insufficient time available to meet these milestones, and there can be no assurance that the FCC will extend these milestone dates.

     Other factors, in addition to those identified in this filing, which could affect future results would include the dependence and uncertainty of utility companies or other commercial customers to utilize our data messaging service, the reliance on third parties for the advancement of the design, manufacturing and marketing of our systems, the fulfillment of contract obligations by suppliers and other third parties, the availability of qualified personnel and equipment, delays in the receipt of or failure to receive necessary governmental approvals, obtaining permits and licenses or renewals thereof, risks and uncertainties relating to general economic and political conditions both domestically and internationally, changes in the law and regulations governing our activities in low earth orbiting satellite technology, unscheduled delays or technological difficulties, satellite launch risks, potential satellite malfunction, limited availability of insurance, marketing conditions, competition, and other risk factors related to our business. Readers of this filing are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                                         DBS INDUSTRIES, INC.



DATE:  July 19, 2002                            By:      /s/ Fred W. Thompson
                                                         --------------------
                                                         FRED W. THOMPSON
                                                         President
                                                         Chief Financial Officer